Form 10QSB
period 2006-04-30
LIFESCIENCES OPPORTUNITIES INC
filed 2007-10-09
CIK 1294157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 000-52836

Lifesciences Opportunities Incorporated
(Exact name of Small Business Issuer as specified in its Charter)

Florida	20-0594204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

925 S. Federal Highway, Suite 600, Boca Raton, Florida 33432
(Address of principal executive offices)

561-208-2929
(Issuer's telephone number)

(Former Name, former address and former fiscal year, if changed since last Report.)

Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 2006, we had 45,000 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED FINANCIAL STATEMENTS
(Unaudited)

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED BALANCE SHEETS

	April 30, 2006	January 31, 2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$73	$40

TOTAL CURRENT ASSETS	73	40

OTHER ASSETS
Deferred financing cost	6,645	-

TOTAL ASSETS	$6,718	$40

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,645	$-
Accrued expenses	2,500	-
Loan from shareholders	4,600	4,500

TOTAL CURRENT LIABILITIES	13,745	4,500

TOTAL LIABILITIES	13,745	4,500

Commitments and contingencies	-	-

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 80,000,000 shares authorized, 40,000 shares issued and outstanding	4	4

Additional paid-in capital	4,996	4,996

Accumulated deficit	(12,027)	(9,460)

TOTAL SHAREHOLDERS' DEFICIT	(7,027)	(4,460)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$6,718	$40

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

	For THREE months ended
	April 30, 2006	April 30, 2005
	(Unaudited)	(Unaudited)
REVENUES	$-	$-

OPERATING EXPENSES	2,567	1,548

LOSS BEFORE TAXES	$(2,567)	$(1,548)

Weighted average common shares outstanding - basic and diluted	40,000	40,000

NET LOSS PER SHARE - basic and diluted	$(0.06)	$(0.04)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock 80,000,000 shares authorized
	Shares Issued	Par Value $.0001 per share	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE - JANUARY 31, 2005 (Audited)	40,000	$4	$4,996	$(7,749)	$(2,749)
Net Loss		-	-	(1,711)	(1,711)
BALANCE - JANUARY 31, 2006 (Audited)	40,000	$4	$4,996	$(9,460)	$(4,460)

Net Loss		-	-	(2,567)	(2,567)
BALANCE - APRIL 30, 2007 (Unaudited)	40,000	$4	$4,996	$(12,027)	$(7,027)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

	For the THREE months ended April 30,
	2006	2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(2,567)	$(1,548)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred financing cost	(6,645)	-
Increase in accounts payable	6,645	1,500
Increase in accrued expenses	2,500	-

Net cash used by operating activities	(67)	(48)

Cash flows from financing activities
Proceeds from shareholder loan	100	-

Net cash provided by financing activities	100	-

NET INCREASE (DECREASE) IN CASH	33	(48)

CASH AT BEGINNING OF PERIOD	40	132

CASH AT END OF PERIOD	$73	$84

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 –  ORGANIZATION AND GOING CONCERN

Lifesciences Opportunities Incorporated (the “Company”) was incorporated under the laws of the State of Florida on January 12, 2004, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has had no operations to date other than issuing shares to its original shareholder.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that we will be successful in locating or negotiating with any target company.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s independent accountants have included a “going concern” paragraph in their audit report accompanying the financial statements for the year ended January 31, 2006 that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The financial statements do no include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

Interim Financial Statements

The interim financial statements presented herein are unaudited and have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's audited financial statements, notes and accounting policies included in the Company's annual report on Form SB-2/A for the year ended January 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide for a fair presentation of financial position as of April 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes as required by the Financial Accounting Standards Board (FASB) Statement on Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss Per Share

The Company computes basic and diluted loss per share amounts pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts are the same as basic per share amounts.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

In June 2006, the FASB issued FASB interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the SFAS No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 to its financial position and results of operations

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its results of operations and financial condition.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 3 – DEFERRED FINANCING COST

Deferred financing costs consist of accounting fees related to the filing of Registration Statement on Form SB-2. The Company’s Registration statement became effective in June 2007, and accordingly the deferred financing cost was expensed at that time.

NOTE 4 –  RELATED PARTY TRANSACTIONS

The loan from shareholders as of April 30, 2006 and January 31, 2006 are $4,600 and $4,500 respectively.

NOTE 5 – SUBSEQUENT EVENTS

In June 2006 the Company conducted a "blank check" offering subject to Rule 419 of Regulation C as promulgated by the U.S. Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended. The offering proceeds and the securities to be issued to investors must be deposited in an escrow account. While held in the escrow account, the deposited securities may not be traded or transferred. Except for an amount up to 10% of the deposited funds otherwise releasable under Rule 419, the deposited funds and the deposited securities may not be released until an acquisition meeting certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in Rule 419. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited funds (plus interest, if any) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date of this prospectus, the deposited funds will be returned on a pro rata basis to all investors.

The filing was declared to be effective by SEC on June 14, 2006. The Company offered 10,000 shares through this offering of which 5,000 shares has been subscribed for. The Company has placed the entire proceeds of $30,004 from the sale of the shares in an Escrow Account and 90% of the proceeds are subject to release upon the earlier of (1) written notification by the Company of the need for all, or substantially all, of such net proceeds for the purpose of facilitating a business combination; or (2) 18 months after the effective date of this registration statement.

No funds will be disbursed from the escrow account for the payment of salaries or reimbursement of expenses incurred by our officers and directors. In no event will the escrowed funds be used for any purpose other than implementation of a business combination.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

During September 2007, the Company entered into an agreement and plan of merger ("Merger Agreement") with Dr. TATTOFF, LLC, a California limited liability company, ("TATTOFF"), whereby TATTOFF will be merged into the Company. Under the terms of the Merger Agreement, the Company will issue up to 12,500,000 shares of its restricted common stock and common stock purchase warrants to purchase up to an aggregate of 2,908,500 shares of the Company's common stock, exercisable at $1.25 per share subject to adjustment. The common stock and warrants shall be issued on a post-forward split basis as described below. In addition to complying with Rule 419 requirements, the closing of the merger is conditioned upon the Company's shareholders approving proposals to amend the Company's articles of incorporation to change its corporate name to Dr. TATTOFF, Inc. and to amend the Company's articles of incorporation to effectuate a 1 to 55.5 forward split of the Company's outstanding common stock. The completion of the merger will be subject to satisfaction of additional conditions described under the Merger Agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations

General

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto. The following discussion contains forward-looking statements. Lifesciences Opportunities Incorporated is referred to herein as "the Company", "we" or "our.” The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Plan of Operations

The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. Subsequent to the date of this report, during December 2006, the Company closed its 419 offering and collected gross proceeds of $30,000. The balance of funds held with an escrow agent totaled $30,000. Under the 419 Rule, the shareholders are entitled to have monies returned to them if they do not reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds may or may not be released to the Company. Our sole officer and director has begun seeking an acquisition or merger between the Company and such other company. As of the date of this report, the Company did not identify a merger candidate.

Due to the Company's intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the Company's sole officer/director. The Company also does not expect to acquire any plant or significant equipment.

Our initial offering was a "blank check" offering due to the fact that we are a development stage company that has no specific business plan or purpose and we indicated that our business plan or purpose was to merge with or be acquired by an unidentified company.

Once a merger candidate is identified we are required to file a post-effective amendment to our registration statement on Form SB-2 (File No-333-117100) detailing the proposed combination and requesting a reconfirmation from stockholders that purchased shares in its public offering to reconfirm their election to invest in the Company's shares. The post-effective amendment is required to contain information about our proposed merger candidate and its business, including audited financial statements and the proposed use of the funds to be disbursed from the escrow account.

Our reconfirmation offering is subject to Rule 419 under the Securities Act, and the post-effective amendment will also include the terms of the reconfirmation offer mandated by Rule 419. Among other things, the fair market value of the business or assets must represent at least 80% of the maximum proceeds of our prior offering. For purposes of this blank check offering, the fair market value of the business or assets to be acquired must be at least $48,000.

The offering proceeds and shares held in escrow may be released to us and the investors, respectively, after the escrow agent has received a signed representation from us and any other evidence acceptable by the escrow agent that:

(1) We have executed a Merger Agreement and that the fair value of the business represents at least $48,000, and we have filed the required post-effective amendment;

(2) The post-effective amendment has been declared effective, the mandated reconfirmation offer prescribed by Rule 419 has been completed and we have satisfied all of the prescribed conditions of the reconfirmation offer.

The Company has no full time employees. Our sole officer has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by devoting approximately 10 hours each per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. The Company does not expect any changes in the number of employees.

We currently rely on advances from our affiliates for working capital. Our affiliates have advanced our company working capital up to cover expenses. Advances are non-interest bearing and repayable on or before 24 months from the date of the advance. Repayment of advances will not be a condition completing an acquisition.

Subsequent Events

Pursuant to a registration statement on Form SB-2 dated June 7, 2006, the Company executed subscription agreements for the sale of an aggregate of 5,000 shares of common stock and raised gross proceeds of $30,000. The offering was completed during December 2006. The Company has access to 10% of the gross proceeds. Pursuant to Rule 419 of the Securities Act the proceeds and all shares of common stock to be issued have been deposited into an escrow account.

As reported on Form 8-K Current Report filed on September 28, 2007, the Company entered into an agreement and plan of merger ("Merger Agreement") with Dr. TATTOFF, LLC, a California limited liability company ("TATTOFF") dated September 7, 2007, whereby TATTOFF will be merged into the Company. Under the terms of the Merger Agreement, the Company will issue up to 12,500,000 shares of its restricted common stock and common stock purchase warrants to purchase up to an aggregate of 2,908,500 shares of the Company's common stock, exercisable at $1.25 per share subject to adjustment. The common stock and warrants shall be issued on a post-forward split basis as described below. In addition to complying with Rule 419 requirements, the closing of the merger is conditioned upon the Company's shareholders approving proposals to amend the Company's articles of incorporation to change its corporate name to Dr. TATTOFF, Inc. and to amend the Company's articles of incorporation to effectuate a 1 to 55.5 forward split of the Company's outstanding common stock. The completion of the merger will be subject to satisfaction of additional conditions described under the Merger Agreement.

Dr. TATTOFF, LLC was organized under the laws of the state of California in 2004. TATTOFF is a provider of marketing and practice management services to physicians who perform tattoo removal, hair removal services (regardless of method) and laser-based skin care services. TATTOFF endeavors to develop laser center sites and to provide turnkey marketing services, human resources and staffing services, patient management services, technical solutions, office management and other non-medical services to the physicians and medical staff at each of its laser centers. TATTOFF owns the registered trademark, Dr. TATTOFF, and licenses the use of the trademark as part of the management services provided to physicians. These services are provided directly to the physicians or to their medical corporations, medical groups or other affiliated entities. TATTOFF currently has three laser centers in Southern California: Beverly Hills, Irvine and Encino. For the fiscal year ended December 31, 2006 TATTOFF had revenues of approximately $947,000 and a net loss of approximately $(693,000). TATTOFF's principal executive offices are located at 8447 Wilshire Boulevard, Suite 102, Beverly Hills, CA 90211.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures are not effective due to the Company’s failure to timely file its quarterly reports and annual with the SEC. This weakness is due to the Company’s lack of staffing, as the Company is a "blank check" company with one officer/employee that devotes limited time to the Company's business. We believe that the weakness will be resolved once the Company completes its reorganization.

Changes in internal controls

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or is likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

31.1	Form 302 Certification of Chief Executive Officer
31.2	Form 302 Certification of Principal Financial Officer
32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Lifesciences Opportunities Incorporated

By:	/s/ Roland Perry
Roland Perry
Chief Executive Officer and
Principal Financial Officer

DATED: October 4, 2007