Form 10QSB
period 2006-07-31
LIFESCIENCES OPPORTUNITIES INC
filed 2007-10-09
CIK 1294157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2006, we had 45,000 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED FINANCIAL STATEMENTS
(Unaudited)

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED BALANCE SHEETS

	July 31,	January 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$22	$40

TOTAL CURRENT ASSETS	22	40

TOTAL ASSETS	$22	$40

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,776	$-
Accrued expenses	5,000	-
Loan from shareholders	9,100	4,500

TOTAL CURRENT LIABILITIES	16,876	4,500

TOTAL LIABILITIES	16,876	4,500

Commitments and contingencies	-	-

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 80,000,000 shares authorized, 40,000 shares issued and outstanding	4	4

Additional paid-in capital	4,996	4,996

Accumulated deficit	(21,854)	(9,460)

TOTAL SHAREHOLDERS' DEFICIT	(16,854)	(4,460)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$22	$40

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

	For the THREE months ended			For the SIX months ended
	July 31,			July 31,
	2006	2005		2006	2005
	(Unaudited)			(Unaudited)

REVENUES	$-		$-	$-	$-

OPERATING EXPENSES	9,827		48	12,394	1,596

LOSS BEFORE TAXES	$(9,827)		$(48)	$(12,394)	$(1,596)

Weighted average common shares outstanding - basic and diluted	40,000		40,000	40,000	40,000

NET LOSS PER SHARE - basic and diluted	$(0.25)	$	nil	$(0.31)	$(0.04)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock 80,000,000 shares authorized
	Shares Issued	Par Value $.0001 per share	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE - JANUARY 31, 2005 (Audited)	40,000	$4	$4,996	$(7,749)	$(2,749)

Net Loss		-	-	(1,711)	(1,711)

BALANCE - JANUARY 31, 2006 (Audited)	40,000	$4	$4,996	$(9,460)	$(4,460)

Net Loss		-	-	(12,394)	(12,394)

BALANCE - JULY 31, 2006 (Unaudited)	40,000	$4	$4,996	$(21,854)	$(16,854)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

	For the SIX months ended
	July 31,
	2006	2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(12,394)	$(1,596)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	2,776	687
Increase in accrued expenses	5,000	-

Net cash used by operating activities	(4,618)	(909)

Cash flows from financing activities
Proceeds from shareholder loan	4,600	900

Net cash provided by financing activities	4,600	900

NET INCREASE (DECREASE) IN CASH	(18)	(9)

CASH AT BEGINNING OF PERIOD	40	132

CASH AT END OF PERIOD	$22	$123

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

Interim Financial Statements

The interim financial statements presented herein are unaudited and have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's audited financial statements, notes and accounting policies included in the Company's annual report on Form SB-2/A for the year ended January 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide for a fair presentation of financial position as of July 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS

The loans from shareholders as of July 31, 2006 and January 31, 2006 are $9,100 and $4,500, respectively.

NOTE 4 – SUBSEQUENT EVENTS

In June, 2006 the Company conducted a "blank check" offering subject to Rule 419 of Regulation C as promulgated by the U.S. Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended. The offering proceeds and the securities to be issued to investors must be deposited in an escrow account. While held in the escrow account, the deposited securities may not be traded or transferred. Except for an amount up to 10% of the deposited funds otherwise releasable under Rule 419, the deposited funds and the deposited securities may not be released until an acquisition meeting certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in Rule 419. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited funds (plus interest, if any) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date of this prospectus, the deposited funds will be returned on a pro rata basis to all investors.

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

Item3.	Controls and Procedures

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