Form 10QSB
period 2006-10-31
LIFESCIENCES OPPORTUNITIES INC
filed 2007-10-09
CIK 1294157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2006, we had 45,000 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED FINANCIAL STATEMENTS
(Unaudited)

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED BALANCE SHEETS

	October 31,	January 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$6	$40

TOTAL CURRENT ASSETS	6	40

OTHER ASSETS
Restricted cash	17,932	-

TOTAL ASSETS	$17,938	$40

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,894	$-
Accrued expenses	7,500	-
Loan from shareholders	9,100	4,500

TOTAL CURRENT LIABILITIES	20,494	4,500

TOTAL LIABILITIES	20,494	4,500

Commitments & Contingencies	-	-

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 80,000,000 shares authorized, 40,000 shares issued and outstanding	4	4

Additional paid-in capital	4,996	4,996
Common stock subscribed	18,000	-

Accumulated deficit	(25,556)	(9,460)

TOTAL SHAREHOLDERS' DEFICIT	(2,556)	(4,460)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$17,938	$40

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

	For the THREE months ended			For the NINE months ended
	October 31,			October 31,
	2006	2005		2006	2005
	(Unaudited)			(Unaudited)
REVENUES	$-		$-	$-	$-

OPERATING EXPENSES	3,710		51	16,104	1,647

LOSS FROM OPERATIONS	(3,710)		(51)	(16,104)	(1,647)

OTHER INCOME (EXPENSES)	8		-	8	-

LOSS BEFORE TAXES	$(3,702)		$(51)	$(16,096)	$(1,647)

Weighted average common shares outstanding -basic and diluted	40,000		40,000	40,000	40,000

NET LOSS PER SHARE - basic and diluted	$(0.09)	$	nil	$(0.40)	$(0.04)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock			Common
	80,000,000 shares authorized		Additional	Stock
	Shares	Par Value	Paid-in	Subscriptions	Accumulated
	Issued	$.0001 per share	Capital	Receivable	Deficit	Total

BALANCE - JANUARY 31, 2005 (Audited)	40,000	$4	$4,996	$-	$(7,749)	$(2,749)

Net Loss		-	-	-	(1,711)	(1,711)

BALANCE - JANUARY 31, 2006 (Audited)	40,000	$4	$4,996	$-	$(9,460)	$(4,460)

Proceeds from stock subscriptions		-	-	18,000	-	18,000
Net Loss		-	-	-	(16,096)	(16,096)

BALANCE - JULY 31, 2006 (Unaudited)	40,000	$4	$4,996	$18,000	$(25,556)	$(2,556)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

	For the NINE months ended
	October 31,
	2006	2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(16,096)	$(1,647)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in restricted cash	(17,932)	-
Increase in accounts payable	3,894	687
Increase in accrued expenses	7,500	-

Net cash used by operating activities	(22,634)	(960)

Cash flows from financing activities
Proceeds from shareholder loan	4,600	900
Issuance of common stock subscriptions	18,000	-

Net cash provided by financing activities	22,600	900

NET INCREASE (DECREASE) IN CASH	(34)	(60)

CASH AT BEGINNING OF PERIOD	40	132

CASH AT END OF PERIOD	$6	$72

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

Interim Financial Statements

The interim financial statements presented herein are unaudited and have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's audited financial statements, notes and accounting policies included in the Company's annual report on Form SB-2/A for the year ended January 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide for a fair presentation of financial position as of October 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 3 – RESTRICTED CASH

Restricted cash as of October 31, 2006 is comprised of $17,932 received from stock subscriptions and placed in an escrow account subject to the provisions of the initial public offering as described in Note 5.

NOTE 4 – RELATED PARTY TRANSACTIONS

The loans from shareholders as of October 31, 2006 and January 31, 2006 are $9,100 and $4,500, respectively.

NOTE 5 – COMMON STOCK SUBSCRIBED

In June, 2006 the Company conducted a "blank check" offering subject to Rule 419 of Regulation C as promulgated by the U.S. Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended. The offering proceeds and the securities to be issued to investors must be deposited in an escrow account. While held in the escrow account, the deposited securities may not be traded or transferred. Except for an amount up to 10% of the deposited funds otherwise releasable under Rule 419, the deposited funds and the deposited securities may not be released until an acquisition meeting certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in Rule 419. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, will be delivered to all investors. We must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited funds (plus interest, if any) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date of this prospectus, the deposited funds will be returned on a pro rata basis to all investors.

The filing was declared to be effective by SEC on Jun 14, 2006. The Company offered 10,000 shares through this offering of which 3,000 shares has been subscribed for as of October 31, 2006. The Company has placed the entire proceeds of $18,000 from the sale of the shares in an Escrow Account and 90% of the proceeds are subject to release upon the earlier of (1) written notification by our company of our need for all, or substantially all, of such net proceeds for the purpose of facilitating a business combination; or (2) 18 months after the effective date of this registration statement.

No funds will be disbursed from the escrow account for the payment of salaries or reimbursement of expenses incurred by our officers and directors. In no event will the escrowed funds be used for any purpose other than implementation of a business combination.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 6 –SUBSEQUENT EVENTS

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