Form 10KSB
period 2007-01-31
LIFESCIENCES OPPORTUNITIES INC
filed 2007-10-29
CIK 1294157

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

Commission file number 0-52836

LIFESCIENCES OPPORTUNITIES INCORPORATED
(Name of Small Business Issuer in its Charter)

Florida	20-0594204
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

925 S. Federal Highway, Suite 600, Boca Raton, Florida 33309
(Address of Principal Executive Offices) (Zip Code)

(561) 208-2929
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class        Name of Each Exchange on Which Registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. None.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 31, 2007: 45,000 Shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I.

Item 1.	Description of Business

General

We are a blank check company. A blank check company is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. During December 2006 we completed a public offering that complied with the provisions of Rule 419 of the Securities Act of 1933. We sold 5,000 shares on a self-underwritten basis by Roland Perry, our sole officer and director.

Rule 419 requires that the offering proceeds and all securities to be issued be deposited into an escrow or separate bank account established by a registered broker dealer maintaining net capital equal to or exceeding $25,000, governed by an agreement which contains certain terms and provisions specified by Rule 419. Dawson James Securities, Inc., a member of the National Association of Securities Dealers, Inc. (“NASD”), has established such an account on our behalf and we have entered into an escrow agreement with Dawson James. Dawson James is controlled by an affiliate of our company. Under Rule 419, the deposited funds and deposited securities will be released to us and to investors, respectively, only after we have met the following conditions: (1) we must execute an agreement for an acquisition meeting certain prescribed criteria; (2) we must successfully complete a reconfirmation offering which includes certain prescribed terms and conditions; and (3) the acquisition meeting the prescribed criteria must be consummated.

The acquisition agreement must provide for the acquisition of a business or assets valued at not less than $48,000. Once the acquisition agreement meeting the above criteria has been executed, we must successfully complete the mandated reconfirmation offering and consummate the acquisition. Rule 419 requires us to update our registration statement with a post-effective amendment. The post-effective amendment must contain information about: the proposed acquisition candidate and its business, including audited financial statements; the results of our initial offering; and the use of the funds disbursed from the escrow account. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.

The reconfirmation offer must commence within five business days after the effective date of the post-effective amendment. Pursuant to Rule 419, the terms of the reconfirmation offer must include the following conditions:

(1) The prospectus contained in the post-effective amendment will be sent to each investor whose securities are held in the escrow account;

(2) Each investor will have no fewer than 20, and no more than 45, business days from the effective date of the post-effective amendment to notify us in writing that the investor elects to remain an investor;

(3) If we do not receive written notification from any investor within 45 business days following the effective date, the pro rata portion of the deposited funds (and any related interest or dividends) held in the escrow account on such investor's behalf will be returned to the investor within five business days by first class mail or other equally prompt means;

(4) The acquisition will be consummated only if investors having contributed $48,000 of the public offering proceeds elect to reconfirm their investments; and

(5) If a consummated acquisition has not occurred within 18 months from the date of our Rule 419 prospectus (December 14, 2007), the deposited funds held in the escrow account shall be returned to all investors.

The deposited funds and deposited securities may be released to our company and the investors, respectively, after the escrow agent has received written certification from us that we have consummated an acquisition(s) of a business(es) the value of which represents at least 80% of the maximum offering proceeds and have filed the required post-effective amendment, the post-effective amendment has been declared effective, the mandated reconfirmation offer having the conditions prescribed by Rule 419 has been completed, and we have satisfied all of the prescribed conditions of the reconfirmation offer.

During the period covered by this report, we had not selected any particular industry or any acquisition in which to concentrate our business combination efforts. To the extent we effect a business combination with a financially unstable entity or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth entities. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.

Rule 419 Offering

During December 2006, the Company closed its public offering pursuant to Rule 419 of the Securities Act of 1933 and collected gross proceeds of $30,004. The funds are held with an escrow agent. Under the 419 Rule, the shareholders are entitled to have monies returned to them if they do not reconfirm the 419 merger candidate or eighteen months pass without the Company completing a business combination; therefore these funds may or may not be released to the Company. As of the date of this report, the Company did not identify a merger candidate.

Subsequent Events

As reported on Form 8-K Current Report filed on September 28, 2007, the Company entered into an agreement and plan of merger ("Merger Agreement") with Dr. TATTOFF, LLC, a California limited liability company ("TATTOFF") dated September 7, 2007, whereby TATTOFF will be merged into the Company. Under the terms of the Merger Agreement, it is anticipated the Company will issue, on a 1 for 1 basis, an aggregate of approximately 8,400,000 shares of its restricted common stock and warrants to purchase approximately 1,005,000 shares of its common stock at an exercise price of $1.25 per share, subject to adjustment under the terms of the Merger Agreement. The common stock and warrants shall be issued on a post-forward split basis as described below. The closing of the merger is conditioned upon the Company's shareholders approving proposals to amend the Company's articles of incorporation to change its corporate name to Dr. TATTOFF, Inc. and to amend the Company's articles of incorporation to effectuate a 1 to 55.5 forward split of the Company's outstanding common stock. The completion of the merger will be subject to satisfaction of additional conditions described in the Merger Agreement.

Dr. TATTOFF, LLC was organized under the laws of the state of California in 2004. TATTOFF is a provider of marketing and practice management services to physicians who perform tattoo removal, hair removal services (regardless of method) and laser-based skin care services. TATTOFF endeavors to develop laser center sites and to provide turnkey marketing services, human resources and staffing services, patient management services, technical solutions, office management and other non-medical services to the physicians and medical staff at each of its laser centers. TATTOFF owns the registered trademark, Dr. TATTOFF, and licenses the use of the trademark as part of the management services provided to physicians. These services are provided directly to the physicians or to their medical corporations, medical groups or other affiliated entities. TATTOFF currently has three laser centers in Southern California: Beverly Hills, Irvine and Encino. For the fiscal year ended December 31, 2006 TATTOFF had revenues of approximately $745,571 and a net loss of approximately $419,905. TATTOFF's principal executive offices are located at 8447 Wilshire Boulevard, Suite 102, Beverly Hills, CA 90211.

Government Regulation

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to our company, the acquisition target and their respective shareholders. There can be no assurance that the IRS or appropriate state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the IRS or state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Under the federal securities laws, public companies must furnish certain information about significant acquisitions, which information may require audited financial statements of an acquired entity with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, we will not seek to consummate a business combination with any target unable to provide audited financial statements.

Investment Company Act

Our operations may be limited by the Investment Company Act. Unless we register with the SEC as an investment company, we will not, among other things, be permitted to own investment securities, exclusive of government securities and cash items, which have a value exceeding 40% of the value of our total assets on an unconsolidated basis. While we may participate in a business opportunity by purchasing, trading or selling the securities of an entity, we do not intent to engage primarily in trading activities. We intend to conduct our operations so as not to require registration under the Investment Company Act.

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than our company and will therefore be in a better position than us to obtain access to attractive business opportunities. We also will experience competition from other blank check companies, many of which may have more funds available than we do.

In the event that we succeed in effecting a business combination, we will, in all likelihood, become subject to intense competition from competitors of the acquisition target. In particular, certain industries, which experience rapid growth frequently, attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target cannot presently be ascertained. There can be no assurance that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target is in a high growth industry.

Employees

As of the date of this report, our employees consist of our executive officer. He has devoted approximately 20% of his working time to our affairs since completing our offering.

Item 2.	Description of Property

Pursuant to an oral agreement with Ark Financial Services, Inc., we occupy executive offices rent-free in approximately 1,100 square feet of office space located at 925 S. Federal Highway, Suite 600, Boca Raton, Florida 33432. We intend to occupy this space until we effect a business combination. We consider this space to be adequate for our needs and have no preliminary agreements or understandings with respect to office space in the future, although Ark Financial Services has orally agreed to permit us to occupy this space until we effect a business combination.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

General

There is no trading market for Lifesciences common stock at present and there has been no trading to date. Management has not undertaken any discussions with any prospective market maker concerning the participation in the aftermarket for our securities and management does not intend to initiate any discussions until we have consummated a merger or acquisition. We cannot guarantee that a trading market will ever develop, or if a market does develop, that it will continue. At January 31, 2007, Lifesciences has two shareholders, and an additional seven potential shareholders who must decide whether or not to reconfirm their investment before they can become shareholders.

Dividends

We have not paid a cash dividend on the common stock since our inception. The payment of dividends may be made at the discretion of our board of directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. As of the date of this report, we have no intention to declare dividends.

Other Stockholders Matters

Pursuant to a registration statement on Form SB-2 dated June 7, 2006, the Company executed subscription agreements for the sale of an aggregate of 5,000 shares of common stock to seven investors and raised gross proceeds of $30,004. The offering was completed during December 2006. The Company has access to 10% of the gross proceeds, but has not accessed such funds. Pursuant to Rule 419 of the Securities Act the proceeds and all shares of common stock to be issued have been deposited into an escrow account.

Small Business Issuer Purchase of Equity Securities

None.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations

General

Management's discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Plan of Operations

The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. During December 2006, the Company closed its Rule 419 offering and collected gross proceeds of $30,004, which are currently held with an escrow agent. Under Rule 419, the shareholders are entitled to have monies returned to them if they do not reconfirm the 419 merger candidate or eighteen months pass from the date of the Company's registration statement without finding a merger candidate; therefore these funds may or may not be released to the Company. As of the date of this report, the Company had not identified a merger candidate.

Due to the Company's intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the Company's sole officer/director or other affiliates. The Company also does not expect to acquire any plant or significant equipment.

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
The Company has no full time employees. Our sole officer has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. The Company does not expect any changes in the number of employees until a business combination is completed.

We currently rely on advances from our affiliates for working capital. Our affiliates have advanced our company working capital to cover expenses. Advances are non-interest bearing and repayable on or before 24 months from the date of the advance. Repayment of advances will not be a condition completing an acquisition.

Item 7.	Financial Statements

The financial statements required by this report are included, commencing on F-1.

Lifesciences Opportunities, Inc.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Lifesciences Opportunities Incorporated:

We have audited the accompanying balance sheets of Lifesciences Opportunities, Inc. as of January 31, 2007 and 2006, and the related statements of income, shareholders’ deficiency and cash flows for periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifesciences Opportunities, Inc. as of January 31, 2007 and 2006, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

HOLLYWOOD, Florida,
September 24, 2007

LIFESCIENCES OPPORTUNITIES INCORPORATED

BALANCE SHEETS

	January 31,	January 31,
	2007	2006
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$6	$40

TOTAL CURRENT ASSETS	6	40

OTHER ASSETS
Restricted cash	30,122	-

TOTAL ASSETS	$30,128	$40

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,894	$-
Accrued expenses	15,225	-
Loan from shareholders	9,100	4,500

TOTAL CURRENT LIABILITIES	28,219	4,500

TOTAL LIABILITIES	28,219	4,500

Commitments and contingencies	-	-

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value,
80,000,000 shares authorized,
40,000 shares issued and outstanding	4	4

Additional paid-in capital	4,996	4,996

Stock subscription received	30,004	-

Accumulated deficit	(33,095)	(9,460)

TOTAL SHAREHOLDERS' DEFICIT	1,909	(4,460)

TOTAL LIABILITIES
AND SHAREHOLDERS' DEFICIT	$30,128	$40

LIFESCIENCES OPPORTUNITIES INCORPORATED

STATEMENTS OF OPERATIONS

	For the periods ended

	January 31,	January 31,
	2007	2006
	(Audited)	(Audited)

REVENUES	$-	$-

OPERATING EXPENSES	23,841	1,711

LOSS FROM OPERATIONS	(23,841)	(1,711)

OTHER INCOME (EXPENSES)	206	-

INCOME (LOSS) BEFORE TAXES	(23,635)	-

INCOME TAXES	-	-

NET LOSS	$(23,635)	$(1,711)

Weighted average common
shares outstanding - basic and diluted	40,000	40,000

NET LOSS PER SHARE - basic and diluted	$(0.59)	$(0.04)

LIFESCIENCES OPPORTUNITIES INCORPORATED

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock			Common
	80,000,000 shares authorized		Additional	Stock
	Shares	Par Value	Paid-in	Subscriptions	Accumulated
	Issued	$.0001 per share	Capital	Receivable	Deficit	Total

BALANCE - JANUARY 31, 2005 (Audited)	40,000	$4	$4,996	$-	$(7,749)	$(2,749)

Net Loss		-	-	-	(1,711)	(1,711)

BALANCE - JANUARY 31, 2006 (Audited)	40,000	$4	$4,996	$-	$(9,460)	$(4,460)

Proceeds from stock subscriptions		-	-	30,004	-	30,004

Net Loss		-	-	-	(23,635)	(23,635)

BALANCE - JANUARY 31, 2007 (Audited)	40,000	$4	$4,996	$30,004	$(33,095)	$1,909

LIFESCIENCES OPPORTUNITIES INCORPORATED

STATEMENTS OF CASH FLOWS

	For the periods ended

	January 31,	January 31,
	2006	2005

Cash flows from operating activities
Net loss	$(23,635)	$(1,711)

Adjustments to reconcile net loss to net
cash used in operating activities:
Increase in restricted cash	(30,122)	-
Increase in accounts payable	3,894	-
Increase in accrued expenses	15,225	(2,313)

Net cash used by operating activities	(34,638)	(4,024)

Cash flows from financing activities
Proceeds from shareholder loan	4,600	3,900
Issuance of common stock subscriptions	30,004	-

Net cash provided by financing activities	34,604	3,900

NET INCREASE (DECREASE) IN CASH	(34)	(124)

CASH AT BEGINNING OF PERIOD	40	164

CASH AT END OF PERIOD	$6	$40

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND GOING CONCERN

Lifesciences Opportunities, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 12, 2004, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has had no operations to date other than issuing shares to its original shareholder.

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

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s independent accountants have included a “going concern” paragraph in their audit report accompanying these financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The financial statements do no include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

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

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006

In June 2006, the FASB issued FASB interpretation No. 48 “Accounting for Uncertain Tax Positions - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the SFAS No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 to its financial position and results of operations

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its results of operations and financial condition.

NOTE 3 - RESTRICTED CASH

Restricted cash as of January 31, 2007 is comprised of $30,122 received from stock subscriptions and placed in an escrow account subject to the provisions of the initial public offering as described in Note 6.

NOTE 4 - RELATED PARTY TRANSACTIONS

The loan from shareholders as of January 31, 2007 and 2006 are $9,100 and $4,500, respectively. The notes are interest free and the Company imputed interest in accordance with the provisions of Accounting Principles Board Opinion (APBO) No: 21. “Interest on Receivables and Payables”. Accordingly, the interest expense for January 31, 2007 is $510. The average interest rate used for the periods was 4.43%.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006

NOTE 5 - ACCRUED EXPENSES

Accrued expenses as of January 31, 2007 and 2006 are as follows

	2007	2006

Audit fees	$12,500	$-
Legal fees	2,215	-
Interest expenses	$510	$-

Total accrued expenses	$15,225	$-

NOTE 6 - COMMON STOCK SUBSCRIBED

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

The filing was declared to be effective by SEC on June 14, 2006. The Company offered 10,000 shares through this offering of which 5,000 shares has been subscribed for as of January 31, 2007. The Company has placed the entire proceeds of $30,004 from the sale of the shares in an Escrow Account and 90% of the proceeds are subject to release upon the earlier of (1) written notification by the Company of the need for all, or substantially all, of such net proceeds for the purpose of facilitating a business combination; or (2) 18 months after the effective date of this registration statement.

No funds will be disbursed from the escrow account for the payment of salaries or reimbursement of expenses incurred by our officers and directors. In no event will the escrowed funds be used for any purpose other than implementation of a business combination.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006

NOTE 7 - SUBSEQUENT EVENTS

During September 2007, the Company entered into an agreement and plan of merger ("Merger Agreement") with Dr. TATTOFF, LLC, a California limited liability company, ("TATTOFF"), whereby TATTOFF will be merged into the Company. Under the terms of the Merger Agreement, the Company will issue up to 8,400,000 shares of its restricted common stock and common stock purchase warrants to purchase up to an aggregate of 1,005,000 shares of the Company's common stock, exercisable at $1.25 per share subject to adjustment. The common stock and warrants shall be issued on a post-forward split basis as described below. In addition to complying with Rule 419 requirements, the closing of the merger is conditioned upon the Company's shareholders approving proposals to amend the Company's articles of incorporation to change its corporate name to Dr. TATTOFF, Inc. and to amend the Company's articles of incorporation to effectuate a 1 to 55.5 forward split of the Company's outstanding common stock. The completion of the merger will be subject to satisfaction of additional conditions described under the Merger Agreement.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective due to the Company’s failure to timely file its quarterly reports and annual report with the SEC. This weakness is due to the Company’s lack of staffing, as the Company is a “blank check” company with one officer/employee that devotes limited time to the Company’s business. We believe that the weakness will be resolved once the Company completes its reorganization.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Item 8B.	Other Information

None.

PART III.

Item 9.	Directors and Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following sets forth the names and ages of our officers and directors. Our directors are elected annually by our shareholders, and the officers are appointed annually by our board of directors.

Name	Age	Position

Roland Rick Perry	48	President and Director

Roland Rick Perry. Mr. Perry currently serves as president of Internet PR Group, a public relations and independent research and consulting firm based in California. Mr. Perry has served as president of Institutional Analyst, Inc. (formerly known as Internet PR Group) since 1998. Mr. Perry attended Southern Illinois University, Loyola of Chicago and University of California, Los Angeles.

Our directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

The directors receive no compensation for serving as such, other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board. Mr. Perry, the current executive officer of our company, intends to devote approximately 20% of his time to our affairs.

There are no agreements or understandings for any officer or director to resign at the request of another person and neither of the officers or directors is acting on behalf of or will act at the direction of any other person.

Board of Directors and Committees

During the year ended January 31, 2007, our board of directors held four meetings.

To date, we have not established an audit committee, however, the Company’s board of directors acts as an audit committee. We have not established a compensation committee nor nominating committee.

Executive Compensation

No compensation has been paid to any officers or directors since inception. We do not expect to pay any direct or indirect compensation to our current officers and directors. There are no understandings or arrangements otherwise relating to compensation.

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of the reports they file.

Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates. None of these persons filed reports during the period covered by this report.

Item 10.	Executive Compensation

The table below sets forth compensation for the past two years awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended January 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Roland Perry,	2007	$0	--	--	--	--	--	--	$0
CEO and Principal	2006	$0	--	--	--	--	--	--	$0
Financial Officer

2007 Outstanding Equity Awards At Fiscal Year-End

None.

2007 Option and Stock Grants

None.

Employment agreements

None.

Director Compensation

Directors are not presently compensated by our Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth information as of October 10, 2007 and reflects the sale of 5,000 shares in escrow pursuant to Rule 419, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (1) each person known by us to be the owner of more than 5% of the outstanding shares of common stock, (2) each director, and (3) officers and directors as a group. Unless otherwise indicated, the address of each of the individuals and entities below is 925 S. Federal Highway, Suite 600, Boca Raton, Florida 33432.

	Number
Name and Address	of Shares	Percentage

Roland Rick Perry	7,425	17%
Ark Venture Capital, Inc.(1)	14,575	32%
Klobnak Irrevocable Trust (2)	9,000	20%
John J. and Valerie J.S. Klobnak (3)	8,024	18%

Officers and Directors as	7,425	17%
a group (1 persons)

(1) Voting control of Ark Venture Capital, Inc. is held by Robert D. Keyser and Albert J. Poliak, the founders and former officers and directors of our company.

(2) The address of the Klobnak Irrevocable Trust is 16 Briarcliff, St. Louis, Missouri 63124. Voting control is held by Travis Aylward.

(3) It is anticipated that upon completion of the proposed merger, John J. Klobnak will be appointed to serve as member and Chairman of the Board of Directors of the Company. Mr. Klobnak’s address is 229 North Spoede Road, St. Louis, Missouri 63124.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Messrs. Keyser and Poliak, our former executive officers, also serve as executive officers for Ark Venture Capital, our majority shareholder. Effective August 15, 2005, Messrs. Keyser and Poliak resigned as officers and directors of our company. Simultaneous with their resignations, they appointed Roland Perry to serve as sole director, chief executive officer, chief financial officer and president of our company.

At January 31, 2007, affiliates had advanced our company $9,100 pursuant to oral agreements with the company.

Upon our inception, we issued 40,000 shares of our common stock to Ark Venture Capital, Inc. in consideration of $5,000. Ark Venture Capital paid approximately $0.125 per share. In addition, Ark Venture Capital has advanced our company $9,100 as of January 31, 2007. These advances are non-interest bearing and payable on demand. Our former officers and directors are the principal shareholders and executive officers of Ark Venture Capital and maintain voting control over Ark Venture Capital.

Effective August 15, 2005, Mr. Perry purchased 13,500 shares of our common stock from Ark Venture Capital in consideration of $2,025. Our company did not receive any proceeds from this transaction.

Since inception, our company, pursuant to an oral agreement with Ark Financial Services, Inc., has maintained at no cost to us, our executive offices. The offices are in approximately 1,100 square feet of office space located at 925 S. Federal Highway, Suite 600, Boca Raton, Florida 33432. Mr. Poliak and Mr. Keyser are executive officers and principal shareholders of Ark Financial Services.

The proceeds of our Rule 419 offering are held in a non-interest bearing escrow account. Pursuant to Rule 419, Dawson James Securities, Inc. has established a separate bank account on our behalf. Dawson James is controlled by Ark Financial Services, Inc. Our former officers and directors control Ark Financial Services. We do not compensate Dawson James for its services.

On May 16, 2007, Roland Perry sold 6,048 shares of our common stock to John J. Klobnak in consideration of $3,037.50. On May 16, 2007, Ark Venture Capital sold 11,925 shares of our common stock to John J. Klobnak in consideration of $5,962.50. The Company was not a party to these transfers. Mr. Klobnak subsequently transferred 9,000 shares to the Klobnak Irrevocable Trust. Mr. Klobnak disclaims any beneficial interest in the trust.

The Company has no independent directors.

Item 13.	Exhibits

(a)	Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Lifesciences Opportunities Incorporated and Dr.Tattoff, LLC, dated September 7, 2007 (1)
3.1	Articles of Incorporation(2)
3.2	Bylaws(2)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)  Previously filed as an exhibit to the Current Report on Form 8-K filed on October 1, 2007.

(2)  Previously filed under Form SB-2 Registration Statement (333-1178100)

Item 14.	Principal Accountant Fees and Services

Year ended January 31, 2007

Audit Fees:   The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 was $7,500. Our current principal accountant also reviewed our quarterly reports on Form 10-QSB during the fiscal year ended January 31, 2007. The aggregate fees, including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending January 31, 2007 was $4,500.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended January 31, 2007 was $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended January 31, 2007 was $-0-.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during fiscal year 2007 was $-0-.

Year ended January 31, 2006

Audit Fees:   The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006 was $7,500. The aggregate fees, including expenses, billed by our principal accountant in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal year ending January 31, 2006 was $0.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended January 31, 2006 was $-0-.

Tax Fees: The aggregate fees, billed by our principal accountant for services reasonably related to tax services during the year ended January 31, 2006 was $-0-.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during fiscal year 2006 was $-0-.

The Company’s Board of Directors acts as an audit committee. The Board of Directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence and approved such services prior to the services being provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on October 11, 2007.

LIFESCIENCES OPPORTUNITIES INCORPORATED

By:	/s/ Roland Perry
Roland Perry
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)