Form 10QSB
period 2007-07-31
LIFESCIENCES OPPORTUNITIES INC
filed 2007-10-29
CIK 1294157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2007, we had 45,000 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED FINANCIAL STATEMENTS
(Unaudited)

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED BALANCE SHEETS

	July 31, 2007	January 31, 2007
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$6	$6

TOTAL CURRENT ASSETS	6	6

OTHER ASSETS
Restricted cash	30,237	30,122
TOTAL ASSETS	$30,243	$30,128

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,894	$3,894
Accrued expenses	20,449	15,225
Loan from shareholders	10,100	9,100
TOTAL CURRENT LIABILITIES	33,443	28,219

TOTAL LIABILITIES	33,443	28,219

Commitments and contingencies	-	-

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 80,000,000 shares authorized, 40,000 shares issued and outstanding	4	4

Additional paid-in capital	4,996	4,996

Stock subscription received	30,004	30,004

Accumulated deficit	(38,204)	(33,095)

TOTAL SHAREHOLDERS' DEFICIT	(3,200)	1,909

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$30,243	$30,128

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

	For the THREE months ended		For the SIX months ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	2,544	9,827	5,224	12,394

LOSS FROM OPERATIONS	(2,544)	(9,827)	(5,224)	(12,394)

OTHER INCOME (EXPENSES)	-	-	115	-

LOSS BEFORE TAXES	$(2,544)	$(9,827)	$(5,109)	$(12,394)

Weighted average common shares outstanding - basic and diluted	40,000	40,000	40,000	40,000

NET LOSS PER SHARE - basic and diluted	$(0.06)	$(0.25)	$(0.13)	$(0.31)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock 80,000,000 shares authorized
	Shares Issued	Par Value $.0001 per share	Additional Paid-in Capital	Common Stock Subscriptions Received	Accumulated Deficit	Total
BALANCE - JANUARY 31, 2006 (Audited)	40,000	$4	$4,996	$-	$(9,460)	$(4,460)

Proceeds from stock subscriptions		-	-	30,004	-	30,004

Net Loss		-	-	-	(23,635)	(23,635)

BALANCE - JANUARY 31, 2007 (Audited)	40,000	$4	$4,996	$30,004	$(33,095)	$1,909

Net Loss		-	-	-	(5,109)	(5,109)

BALANCE - JULY 31, 2007 (Unaudited)	40,000	$4	$4,996	$30,004	$(38,204)	$(3,200)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

	For the SIX months ended July 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(5,109)	$(12,394)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in restricted cash	(115)	-
Increase (decrease) in accounts payable	(1,000)	2,776
Increase in accrued expenses	5,224	5,000

Net cash used by operating activities	(1,000)	(4,618)

Cash flows from financing activities
Proceeds from shareholder loan	1,000	4,600

Net cash provided by financing activities	1,000	4,600

NET INCREASE (DECREASE) IN CASH	-	(18)

CASH AT BEGINNING OF PERIOD	6	40

CASH AT END OF PERIOD	$6	$22

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

Interim Financial Statements

The interim financial statements presented herein are unaudited and have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's audited financial statements, notes and accounting policies included in the Company's annual report on Form 10KSB for the year ended January 31, 2007 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide for a fair presentation of financial position as of July 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Income Taxes

Effective February 1, 2008, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No: 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards Board (FASB) Statement on Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes”. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of July 31, 2007, the Company does not have a liability for unrecognized tax benefits.

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

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of July 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 3 – RESTRICTED CASH

Restricted cash as of July 31, 2007 is comprised of $30,237 received from stock subscriptions and placed in an escrow account subject to the provisions of the initial public offering as described in Note 6.

NOTE 4 – RELATED PARTY TRANSACTIONS

The loans from shareholders as of July 31, 2007 and January 31, 2007 are $10,100 and $9,100, respectively. The notes are interest free and the Company imputed interest in accordance with the provisions of Accounting Principles Board Opinion (APBO) No. 21 Interest on Receivables and Payables. Accordingly, the interest expense for the periods ended July 31, 2007 and January 31, 2007 are $224 and $510respectively. The average interest rate used for the periods was 4.67%.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of July 31, 2007 and January 31, 2007 are as follows

	July 31, 2007	January 31, 2007

Audit fees	$17,500	$12,500
Legal fees	2,215	2,215
Interest expenses	$734	$510

Total accrued expenses	$20,449	$15,225

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

The filing was declared to be effective by SEC on June 14, 2006. The Company offered 10,000 shares through this offering of which 5,000 shares has been subscribed for as of July 31, 2007. The Company has placed the entire proceeds of $30,004 from the sale of the shares in an Escrow Account and 90% of the proceeds are subject to release upon the earlier of (1) written notification by the Company of the need for all, or substantially all, of such net proceeds for the purpose of facilitating a business combination; or (2) 18 months after the effective date of this registration statement.

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