Form 10QSB
period 2007-10-31
LIFESCIENCES OPPORTUNITIES INC
filed 2008-02-08
CIK 1294157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 15, 2008, we had 40,000 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED FINANCIAL STATEMENTS

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED BALANCE SHEETS

	October 31,	January 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$115	$6

TOTAL CURRENT ASSETS	115	6

OTHER ASSETS
Restricted cash	30,405	30,122

TOTAL ASSETS	$30,520	$30,128

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$27,740	$3,894
Accrued expenses	5,486	15,225
Loan from shareholders	38,376	9,100

TOTAL CURRENT LIABILITIES	71,602	28,219

TOTAL LIABILITIES	71,602	28,219

Commitments & Contingencies	-	-

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value,
80,000,000 shares authorized,
40,000 shares issued and outstanding	4	4

Additional paid-in capital	4,996	4,996
Common stock subscribed	30,004	30,004

Accumulated deficit	(76,086)	(33,095)

TOTAL SHAREHOLDERS' DEFICIT	(41,082)	1,909

TOTAL LIABILITIES
AND SHAREHOLDERS' DEFICIT	$30,520	$30,128

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

	For the THREE months ended		For the NINE months ended

	October 31,		October 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	38,110	3,710	43,334	16,104

LOSS FROM OPERATIONS	(38,110)	(3,710)	(43,334)	(16,104)

OTHER INCOME (EXPENSES)	228	8	343	8

LOSS BEFORE TAXES	$(37,882)	$(3,702)	$(42,991)	$(16,096)

Weighted average common
shares outstanding -basic and diluted	40,000	40,000	40,000	40,000

NET LOSS PER SHARE - basic and diluted	$(0.95)	$(0.09)	$(1.07)	$(0.40)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock			Common
	80,000,000 shares authorized		Additional	Stock
	Shares	Par Value	Paid-in	Subscriptions	Accumulated
	Issued	$.0001 per share	Capital	Received	Deficit	Total

BALANCE - JANUARY 31, 2006 (Audited)	40,000	$4	$4,996	$-	$(9,460)	$(4,460)

Proceeds from stock subscriptions		-	-	30,004	-	30,004

Net Loss		-	-	-	(23,635)	(23,635)

BALANCE - JANUARY 31, 2007 (Audited)	40,000	$4	$4,996	$30,004	$(33,095)	$1,909

Net Loss		-	-	-	(42,991)	(42,991)

BALANCE - OCTOBER 31, 2007 (Unaudited)	40,000	$4	$4,996	$30,004	$(76,086)	$(41,082)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

	For the NINE months ended
	October 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(42,991)	$(16,096)

Adjustments to reconcile net loss to net
cash used in operating activities:
Increase in restricted cash	(283)	(17,932)
Increase in accounts payable	23,846	3,894
Decrease in accrued expenses	(9,739)	7,500

Net cash used by operating activities	(29,167)	(22,634)

Cash flows from financing activities
Proceeds from shareholder loan	29,276	4,600
Issuance of common stock subscriptions	-	18,000

Net cash provided by financing activities	29,276	22,600

NET INCREASE (DECREASE) IN CASH	109	(34)

CASH AT BEGINNING OF PERIOD	6	40

CASH AT END OF PERIOD	$115	$6

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

Interim Financial Statements

The interim financial statements presented herein are unaudited and have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's audited financial statements, notes and accounting policies included in the Company's annual report on Form 10KSB for the year ended January 31, 2007 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide for a fair presentation of financial position as of October 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Income Taxes

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No: 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards Board (FASB) Statement on Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes”. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of October 31, 2007, the Company does not have a liability for unrecognized tax benefits.

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

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of October 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss Per Share

The Company computes basic and diluted loss per share amounts pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts are the same as basic per share amounts.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" (FAS 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option, will have a material effect on its financial condition, results of operations, cash flows or disclosures.

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

NOTE 3 - RESTRICTED CASH

Restricted cash as of October 31, 2007 is comprised of $30,405 received from stock subscriptions and placed in an escrow account subject to the provisions of the initial public offering as described in Note 6.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

The loans from shareholders as of October 31, 2007 and January 31, 2007 are $38,376 and $10,100, respectively. The notes are interest free and the Company imputed interest in accordance with the provisions of Accounting Principles Board Opinion (APBO) No. 21 Interest on Receivables and Payables. Accordingly, the interest expense for the periods ended October 31, 2007 and January 31, 2007 are $476 and $510 respectively. The average interest rate used for the periods was 4.42%.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses as of October 31, 2007 and January 31, 2007 are as follows

	October 31, 2007	January 31, 2007

Audit fees	$4,500	$12,500
Legal fees	-	2,215
Interest expenses	$986	$510

Total accrued expenses	$5,486	$15,225

NOTE 6- COMMON STOCK SUBSCRIBED

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

The filing was declared to be effective by SEC on June 14, 2006. The Company offered 10,000 shares through this offering of which 5,000 shares were subscribed for as of October 31, 2007. The Company placed the entire proceeds of $30,004 from the sale of the shares in an escrow account and the proceeds are subject to compliance with Rule 419.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS

In December 2007, the Company returned all the funds received from the investors as described under note 6 as the Company was unable to comply with the requirements of Rule 419; specifically the Company was unable to complete an acquisition on or before December 14, 2007. The shares issued and held in escrow were returned to treasury.

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

Plan of Operations

The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. During December 2006, the Company closed its 419 offering and collected gross proceeds of $30,000. The funds were held with an escrow agent. Under the 419 Rule, the shareholders were entitled to have monies returned to them if eighteen months pass without completing a merger or acquisition under the requirements of Rule 419. Subsequent to the date of this report, we were notified by the Securities and Exchange Commission that we would not comply with Rule 419 and should therefore return all funds. The Company has returned all monies to the investors and the shares issuable to the shareholders were returned to treasury.

As reported on Form 8-K Current Report filed on October 1, 2007, the Company entered into an agreement and plan of merger ("Merger Agreement") with Dr. TATTOFF, LLC, a California limited liability company ("TATTOFF") dated September 7, 2007, whereby TATTOFF will be merged into the Company (the “Merger”). Under the terms of the Merger Agreement, the Company will issue up to 12,500,000 shares of its restricted common stock and common stock purchase warrants to purchase up to an aggregate of 2,908,500 shares of the Company's common stock, exercisable at $1.25 per share, subject to adjustment. The completion of the merger will be subject to satisfaction or waiver of additional conditions described in the Merger Agreement. On February 1, 2008, the Company and TATTOFF entered into a Second Amendment to the Merger Agreement (“Second Amendment”), amending the Merger Agreement. The Second Amendment extends the termination date of the Merger Agreement from February 1, 2008 to April 15, 2008. In addition, the Second Amendment changes the merger consideration by adding the issuance to certain members of TATTOFF a series of preferred stock to be created by the Company prior to the effective time of the Merger. The Company cannot provide any assurances that the merger of TATTOFF will be completed. The Merger Agreement was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007. A copy of the Second Amendment is attached hereto as Exhibit 2.3. The foregoing descriptions of the Merger and the Merger Agreement, as amended, and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by reference to the complete texts of the Merger Agreement, as amended.

TATTOFF was organized under the laws of the state of California in 2004. TATTOFF is a provider of marketing and practice management services to physicians who perform tattoo removal, hair removal services (regardless of method) and laser-based skin care services. TATTOFF endeavors to develop laser center sites and to provide turnkey marketing services, human resources and staffing services, patient management services, technical solutions, office management and other non-medical services to the physicians and medical staff at each of its laser centers. TATTOFF owns the registered trademark, Dr. TATTOFF, and licenses the use of the trademark as part of the management services provided to physicians. These services are provided directly to the physicians or to their medical corporations, medical groups or other affiliated entities. TATTOFF currently has three laser centers in Southern California: Beverly Hills, Irvine and Encino. For the fiscal year ended December 31, 2006 TATTOFF had revenues of approximately $947,000 and a net loss of approximately $(693,000). TATTOFF's principal executive offices are located at 8447 Wilshire Boulevard, Suite 102, Beverly Hills, CA 90211.

Due to the Company’s intent to remain a shell corporation until a merger or acquisition is completed, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the Company’s sole officer, affiliates, third party advances or through a private offering of the Company’s equity securities. The Company also does not expect to acquire any plant or significant equipment.

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

Our affiliates have advanced our company working capital to cover expenses. Advances are non-interest bearing and repayable on or before 24 months from the date of the advance. Repayment of advances will not be a condition of completing the TATTOFF acquisition.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures are not effective due to the Company’s failure to timely file its quarterly reports and annual report with the SEC. This weakness is due to the Company’s lack of staffing, as the Company is a "blank check" company with one officer/employee that devotes limited time to the Company's business. We believe that the weakness will be resolved in the event the Company completes its reorganization.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities

None.

Item 5. Other Information

During January, 2008 the Company issued an aggregate of 4,667 restricted shares of its common stock to 6 accredited investors and received gross proceeds of $28,002. The proceeds shall be used for working capital purposes. No commissions or fees were paid in connection with the offering. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The investors received current information concerning the Company and had the opportunity to ask questions about the Company. The certificates representing the shares contain a legend restricting their transferability absent registration or applicable exemption.

On February 4, 2008, the Company’s Board of Directors approved a 55.5 for 1 pro rata share dividend (“Dividend”) to its shareholders to be effected on or about February 6, 2008 (“Dividend Date”), whereby each issued and outstanding share of the Company’s common stock as of the Dividend Date will receive 55.5 shares of the Company’s common stock for each share of common stock held by such shareholder on the Dividend Date. No fractional shares will be issued and instead will be rounded up to the nearest whole share.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

2.3	Amendment No. 2 to Merger Agreement dated February 1, 2008
31.1	Form 302 Certification of Chief Executive Officer
31.2	Form 302 Certification of Principal Financial Officer
32.1	Form 906 Certification of Chief Executive Officer and Principal Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer of the Registrant.

Lifesciences Opportunities Incorporated

By:   /s/ Roland Perry
Roland Perry
Chief Executive Officer and
Principal Financial Officer

DATED: February 6, 2008