Form 10-K
period 2008-01-31
LIFESCIENCES OPPORTUNITIES INC
filed 2008-05-15
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

COMMISSION FILE NUMBER 000-52719

LIFESCIENCES OPPORTUNITIES INCORPORATED
(Exact name of registrant as specified in its charter)

Florida	20-0594204
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8500 Wilshire Boulevard, Suite 105, Beverly Hills, California	90211
(Address of Principal Executive Office)	(Zip Code)

(310) 659-5101
(Registrant’s telephone number, including area code)

____________________________________________________________________
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of July 31, 2007 was $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,469,761 as of May 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE: None

INDEX

PART I

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that have been made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Annual Report, set forth in detail in Item 1A of Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1. BUSINESS

Unless the context requires otherwise, “we”, “our”, “us” and similar expressions refer to DRTATTOFF, LLC (“Dr. TATTOFF®”) prior to the closing of a merger on February 11, 2008 (the “Merger”) with and into Lifesciences Opportunities Incorporated (the “Company”) as successor to the business of Dr. TATTOFF®, following the closing of the Merger.

Overview

The Company was organized as a Florida corporation on January 4, 2004 to acquire an interest in business opportunities presented to us by persons or firms who or which desire to employ our funding in their business or to seek the perceived advantages of a publicly reporting corporation.

On February 11, 2008, Dr. TATTOFF® merged with and into the Company pursuant to an Agreement and Plan of Merger dated September 7, 2007, as amended (“Merger Agreement”). Pursuant to the Merger Agreement, we issued 7,946,067 shares of our common stock, par value $.0001 per share (“Common Stock”) and 10,940 shares of Series A convertible preferred stock (“Series A Preferred Stock”), which shares have a stated value of $100 per share (“Stated Value”), to the former members of Dr. TATTOFF®, representing 76% of our outstanding Common Stock and 100% of our outstanding Series A Preferred Stock on a post-Merger basis.

In connection with the closing of the Merger, Roland Perry, our sole officer and director, resigned from the positions of principal executive officer, principal financial officer and director. Following Mr. Perry’s resignation as officer and pursuant to the Merger Agreement, James Morel, John Keefe and Ian Kirby were appointed Chief Executive Officer, Chief Financial Officer, and Chief Marketing Officer, respectively, of the Company. Effective February 29, 2008, Mr. Keefe was also appointed Chief Operating Officer. Mr. Morel and Dr. William Kirby became the directors of the Company on March 7, 2008, the effective date of the resignation of Mr. Perry. John J. Klobnak also become a director of the Company and was named Chairman of the Board on March 7, 2008. Subsequently, effective May 1, 2008, Mr. Morel resigned from his position as Chief Executive Officer and the board of directors of the Company appointed Mr. Keefe to serve as the Company’s Chief Executive Officer. The Company and Mr. Morel are currently negotiating the terms of the resignation.

Background

We are a provider of marketing and practice management services to physicians who perform tattoo removal, hair removal services (regardless of method) and laser-based skin care services. We endeavor to develop laser clinics and to provide turnkey marketing services, human resources and staffing services, patient management services, technical solutions, office management and other non-medical services to the physicians and medical staff at each of its laser clinics. We own the registered trademark, Dr. TATTOFF®, and license the use of the trademark as part of the management services provided to physicians. These services are provided directly to the physicians or to their medical corporations, medical groups or other affiliated entities. Within this framework, we intend to implement our business plan subject to available financing, to create a national brand of retail chain tattoo removal clinics in California and the United States. We are not a medical corporation, do not possess a medical license and do not provide services that require a medical license.

James Morel founded Dr. TATTOFF® in 2004 as a marketing and management services company for physicians interested in providing laser tattoo removal. Our goal is to meet the demand for safe, non-invasive and relatively inexpensive tattoo removal in a friendly, non-clinical atmosphere conveniently located in retail centers. The first laser center was opened in Beverly Hills, California in September 2005. We now have three laser centers in Southern California: Beverly Hills, Irvine and Encino, and have targeted additional locations across the United States for expansion over the next several years.

Laser Tattoo Removal Industry

Laser tattoo removal is an elective, private pay procedure performed on an outpatient basis. According to Harris Poll #58, October 8, 2003, (the “Harris Poll”) there appears to be a broad geographic distribution among individuals who have tattoos. Approximately 20% of the general population in the western United States, 15% in the southern United States, 14% in the mid-western United States and 14% in the eastern United States has a tattoo. In recent years, individuals having a tattoo are found routinely among broader segments of the population. The following percentages of the population in the United States have at least one tattoo, by age group according to the Pew Research Center, 2006 in its report, “A Portrait of Generation Next”:

•	36% of 18-25 year olds;

•	40% of 26-40 year olds; and

•	10% of 41-64 year olds.

Moreover, approximately 17% of Americans who have a tattoo regret having them, according to the Harris Poll. While our laser clinics are comfortable and appealing to all age groups, the marketing for the contracting physician is set up to target the 18 to 40 year old demographic that essentially accounts for 76% of individuals with tattoos as indicated by the Pew report. Based on the three years of clinic management, our clinics’ patient base data reveals that approximately 65% of the patients who are seen at our clinics are women between the ages of 25-40. We believe our laser clinic model will be more appealing to these customers than other settings for laser tattoo removal, such as dermatologist offices or med-spas.

Services

We provide management services and marketing assistance to physicians who are primarily in the business of laser tattoo removal. Laser tattoo removal service is the core business of our contracting physicians and accounts for approximately 80-85% of our management service fee revenues, with the remainder derived from laser hair removal and other rejuvenation products and services.

Laser tattoo removal treatments are done with a Medlitec6 laser by trained nurses under the supervision of a licensed physician ensuring quality control throughout the treatment. In some states, only doctors can perform the procedure; however, most states require that a doctor be present or available by phone and that a certified nurse conduct the procedure. Some states require no certification at all. Our strategic expansion focus is setting up clinics in states that allow certified nurses or overseeing doctors to perform the procedure, which is a majority of states.

A laser tattoo removal procedure is generally performed in between thirty seconds and five minutes per treatment and typically requires a series of five to fifteen treatments. Our Medical Director has published articles on tattoo removal techniques and remains current with the latest techniques available from technological advances. Generally, each technician may perform 25-40 laser tattoo removal treatments per day on a variety of skin colors and with a variety of tattoo differentiations. Patient tattoo photographs are taken routinely before and after each procedure.

We Provide Contracting Physicians With:

State-of-the-art equipment and facilities. We provide physicians with whom we contract the facilities, equipment and support services necessary to perform laser procedures using state-of-the-art laser technologies. The nurses and physicians are able to focus on treating patients and are not burdened by the financial, management, administrative, maintenance and regulatory requirements associated with establishing and operating a laser tattoo removal clinic. Our laser clinics typically include one or more laser procedure rooms, private examination rooms and patient waiting areas. Each clinic is equipped with a MedLitec6 laser in addition to air chilling devices, computer systems and standard office equipment.

Management support staff. We provide clinics with an office manager and a patient coordinator. The contracting physician generally hires nurses to perform the laser procedures and oversees and monitors the laser procedures unless state regulations require the physician to personally perform the laser procedures. The nurse is responsible for the clinical management of the center including programming the laser for procedures. The patient coordinator may assist the nurse during the laser removal procedure and provides support services. Nurses are certified by the laser manufacturer. The office manager is responsible for day-to-day business operations of the clinic, including patient administration, billing, scheduling and supply re-ordering. In addition, clinics are assigned a district manager who works with our manager to support the nurses and physicians, and assists in developing laser tattoo removal programs.

Access to an expanded patient population. We have and plan to continue to help contracting physicians develop their laser tattoo removal practices through our marketing efforts which identify potential new patients. We coordinate our efforts with contracting physicians to customize marketing programs in various media advertisements. We market each clinic’s laser removal services directly to the consumer through radio, direct mail and print advertisements, internet advertising, video and cable advertising, brochures and seminars.

We Provide Physician’s Patients With:

Convenient access to physicians and nurses skilled in tattoo removal services. The physician with whom we presently contract and the physician’s nurses have met our laser tattoo removal training qualification criteria, which also includes review of state licensure, board certification, malpractice insurance and history, procedure experience and clinical outcomes. Clinical manuals and processes have been developed both internally and with the laser manufacturer to provide staff and physicians in new markets that we enter with the initial training necessary to treat patients they serve.

Treatment environments designed to enhance customer satisfaction. Our laser clinics are designed to create a patient friendly environment and reduce any anxiety associated with laser tattoo removal. Each laser clinic has what we believe to be an aesthetically pleasing and comfortable waiting area for patients and a staff focused on addressing each patient’s needs. In addition, each laser clinic provides consultation areas where a patient’s procedures can be discussed in a private setting with a member of the medical staff of the contracting physician.

Regularly scheduled procedures. We strive towards achieving high patient satisfaction for the contracting physician and have established a continuum of care program which assures that the level of tattoo removal agreed to by the patient and the physician is achieved.

Strategy

Our objective is to position the Company as the first nationally branded laser tattoo removal management services business. Utilizing our trademark, Dr. TATTOFF®, which we believe will assist us in achieving brand-name recognition, our management believes we have developed a marketing strategy and a laser clinic model to be able to expand our business throughout California and other targeted markets throughout the United States. Elements of our business strategy include:

•	opening a number of new clinic locations in metropolitan centers throughout the United States over the next three years;

•	hiring management and operational staff for the new locations; and

•	implementing targeted marketing campaigns for physician’s services and products to attract new customers.

Unique Laser Clinic Model

We believe we can achieve profitability with additional capital financings through the strategically planned expansion of stores based upon market demand and a unique market positioning that is currently not being effectively served by any other laser tattoo removal business or management services company.

We believe our laser clinics have a more relaxed and friendly environment when compared with a more medical or surgical environment. All of our clinic locations have welcoming reception areas, cable/satellite television, free Wi-Fi access, coffee and a variety of magazines available for reading. We believe that because of this type of environment, we may continue to achieve repeat client revenues for the contracting physician.

Revenues Sources

Our primary source of revenues is management fees through management services agreements with physicians or their affiliated entities at each laser clinic location. Typically, this agreement between us and a physician providing the laser tattoo removal procedures or oversight, provides that a specified percentage of the gross revenues of the laser clinics will be paid to us in return for site development, administrative, management, support and marketing services. We plan to enter into a new management services agreement with each physician (or an affiliated entity) with which we partner. We have currently entered into one management agreement with a physician who provides services in all three of our clinics.

Our operations over the last three years have shown the average patient at our laser clinic spends approximately $205 per visit. The tattoo removal process may take between five and fifteen treatments at our laser clinics. The contracting physician currently charges $41 per square inch of tattoo to be removed and the estimated average total treatment is approximately $1,650.

Other revenues are derived from laser hair removal at each clinic. Based on management’s estimates, the average laser hair removal cost per treatment at our retail locations has been approximately $200. There are additional ancillary costs per laser treatment for products relating to the care of the tattoo being removed. On average, based on management’s estimates, the physician’s patients spend approximately $10 per visit on these ancillary products.

Marketing

During the past three years of operations, our management believes that we have been cost-effective in marketing our three laser clinics in Southern California. We intend to continue to focus our marketing efforts in strengthening the brand name, Dr. TATTOFF®, and attracting new patients using primarily:

•	Google Adwords - fine-tuned to reach local markets - both within a fifty (50) mile radius and regional level;

•	Postcard inserts in alternative weekly publications by city, e.g., LA Weekly;

•	Local radio campaigns and carefully selected endorsements;

•	“Street Team” marketing and postcard drops in local area retail stores;

•	Strategic alliances with local businesses for customer referral, especially with tattoo parlors/tattoo art studios and medical community facilities offering breast augmentation services;

•	Local consumer trade shows with high traffic such as bridal expos, music and entertainment concerts;

•	Various blogs, as well as MySpace and YouTube, which appeal to the younger target market. We currently have video footage on MySpace and YouTube;

•	Press and public relations campaign; and

•	In the future, we intend to implement cable advertising such as Spot Runner as a cost-effective means of reaching a targeted audience.

Laser Clinic Expansion Plan

Our overall strategy for laser clinic openings targets the largest markets for laser tattoo removal based upon our research during its development stage. We plan to open multiple laser clinics in each target metropolitan area. We believe this model has had some success in our Southern California locations, whereby certain key medical staff members of the contracting physician can modify their schedules and be utilized in several locations concurrently, due to demand and slightly different operating times. For example, one physician may facilitate and oversee up to four laser clinics and two nurses can rotate between clinic locations to fill demand. The development phase of new laser clinics will utilize district managers who will oversee approximately ten store openings per region. We plan to expand our business primarily through the development of new clinics in contiguous markets and within existing markets. In evaluating new and current markets for building laser clinics, we first evaluate population demographics, determine the number of existing tattoo removal clinics and lasers in use and interview local physicians to assess interest in developing a laser tattoo removal business. The targeted market should exhibit a potential for generating break-even procedure volume within the first 3 to 6 months, including the necessary physician participation to support such levels. We seek to lease approximately 1,500 square feet of space in retail centers located in high volume traffic areas. We will need significant additional infusions of cash through debt or equity financing in order to execute the laser clinic expansion plan.

Competition

We face competition from other providers of laser tattoo removal services and physician management services companies. While our management believes there is no nationally known name brand retail establishment for laser tattoo removal, there are “medspa” facilities and dermatologists that offer tattoo removal services. These services are delivered through a fragmented system of local providers. We do not believe that any of these service providers have taken steps to actively promote the procedure to a consumer market or provide a consumer experience on a national level.

Our principal competitors in the Southern California area are:

•	TattooMD, which uses similar Medlitec6 laser technology as we do, has similar pricing points to us, and currently has a location in Los Angeles, California;

•	Laseraway, which has four stores in the Los Angeles County area;

•	Tatt2beGone, which also provides services in the Southern California market;

•	Celibre Medical Corporation, founded by a plastic surgeon/medical director with extensive experience in the business and locations in Torrance and Orange County;

•	Dr. Brandeis, a gynecologist offering very low cost tattoo removal and located in the vicinity of our Beverly Hills clinic; and

•	Epione of Beverly Hills, a competitor with a similar look, feel and medical/clinical positioning as Dr. Brandeis and Celibre.

We will also face competition in other targeted markets assuming that we are successful in expanding our laser clinics into other parts of California and the United States. Our ability to compete with the entities described above and those in other parts of the nation will depend largely on the success of our marketing efforts, the contracting physician’s success of the laser removal treatments relative to the cost to consumers and the positive consumer experience at our retail locations providing a basis for repeat customers for our contracting physicians. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could ultimately cost the Company more money or even harm our business.

Our management believes our future success is dependent on our ability to reinforce and build on our brand name, Dr. TATTOFF®, which we believe will require significant additional marketing efforts. We intend to focus on thoughtful, compellingly designed, strategically placed and well-executed promotional campaigns to build on the contracting physicians already existing patient base of over 10,800 individuals who have contacted our clinics, of which more than 4,160 having been treated by the contracting physician with laser tattoo removal as of February 7, 2008.

Intellectual Property

We own the rights to the registered trademark Dr. TATTOFF® and will vigorously protect our intellectual property rights under our registration. We have other trade names currently pending registration and continually seek to protect our intellectual property.

Company Structure/Employees

As of May 5, 2008, we employed 14 persons, 13 of whom were full-time.

Our expansion plan, which we intend to implement given adequate financing, will include the hiring of several key managers and staff including, a district manager to coordinate site development and oversee laser clinics performance for approximately ten laser clinics. An overseeing or procedure performing physician will be affiliated with each laser clinic in accordance with applicable state law and regulatory requirements. Each laser clinic is expected to have a staff that includes a nurse who will operate the laser and perform medical and aesthetic procedures; a technician to assist the nurse and physician; and a manager to oversee the operations of a specific clinic, including marketing and services.

Government Regulation

The healthcare industry is heavily regulated and changes in laws and regulations can be significant. Both the Company and the physicians who practice medicine at the clinics must maintain and safeguard the confidentiality of all patient records, charts and other information generated in connection with the professional medical services provided by such physician, in accordance with federal and state confidentiality laws and regulations, including the California Confidentiality of Medical Information Act, Civil Code Sections 56 et seq. and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated thereunder. Certain federal and state regulations govern the administration and licensing of the medical and technical staff of the clinics. The establishment, marketing and operation of the Company may be subject to various federal and state regulations, including laws and regulations prohibiting the practice of medicine by non-physicians, prohibitions concerning the kickback, rebate or division of fees between physicians and non-physicians, the manner in which a prospective patient may be solicited, the receipt or offering of remuneration as an inducement to refer patients, and self-referral for any person in connection with the furnishings of goods, services or supplies prescribed for medical diagnosis, care or treatment. We believe that we will be in compliance with applicable regulations, but failure to so comply can result in substantial civil and criminal penalties. Non-compliance by us or our contracting physicians could have a material adverse effect on our financial condition and could result in our cessation of business.

AMA Ethical Guidelines

The American Medical Association’s Council on Ethical and Judicial Affairs of the American Medical Association (“AMA”) has adopted a new ethical guideline which provides that physicians should not refer patients to health facilities in which they invest if they do not personally provide care in the facility, unless there is no alternative facility available.

State

Although we are a Florida corporation, all of our clinics are currently located in the State of California and therefore, California law applies to all of our operations. Under California law, a business entity such as ours is not permitted to engage in the practice of medicine, although we may provide management services to a medical practice so long as it does not exercise excessive control over the medical practice and is otherwise in compliance with legal requirements. We provide marketing and practice management services to physicians as provided in the management services agreement. The existing management services agreement between the Company and William Kirby, D.O., Inc. is intended to comply with these legal requirements. Our ability to meet our operating and financial obligations will be predicated on our ability to provide successful, competitive management services to physicians and other healthcare professionals who provide tattoo removal services. It is possible that the California Medical Board could allege or determine that the provision of management services by us constitutes excessive control over a physician’s medical practice or that the compensation payable to us is excessive or that we are otherwise unlawfully engaged in the practice of medicine. Defending against any such allegations will be costly and time-consuming and may materially and adversely affect our finances.

California Anti-Kickback Provisions

Section 445 of the California Health and Safety Code, provides that “no person, firm, partnership, association or corporation, or agent or employee thereof, shall for profit refer or recommend a person to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment of any ailment or physical condition. The imposition of a fee or charge of any such referral or recommendation creates a presumption that the referral or recommendation is for profit.” A violation of Section 445 is a misdemeanor and may subject the offender to imprisonment in the county jail for not longer than one year, or a fine of not more than $5,000.00, or by both such fine and imprisonment. Further, a violation of Section 445 may be enjoined by the California Attorney General. Section 650 of the California Business and Professions Code contains prohibitions against self-referral and kickbacks. Business & Professions Code Section 650 makes it unlawful for a “licensee,” including a physician, to pay or receive any compensation or inducement for referring patients, clients or customers to any person or entity, irrespective of any membership or proprietary interest in or with the person or entity receiving the referral. Violation of the statute is a public offense punishable by imprisonment, a fine of not more than $10,000, or both. Section 650 further provides that it is not unlawful for a physician to refer a patient to a health care facility solely because the physician has a proprietary interest or co-ownership in a health care facility, provided that (1) the physician’s return on investment for that proprietary interest or co-ownership is based upon the amount of capital investment or proportional ownership of the physician; and (2) the ownership interest is not based on the number or value of any patients referred. The provisions of Section 652.5 present the potential for liability as we could be charged with and convicted of a misdemeanor in the event a physician working under a management services agreement with the Company violates Section 650.

We believe that our relationships with physicians at our laser clinics are in compliance with California’s anti-kickback statutes. There is a risk that our marketing efforts could be viewed as “referring or recommending” a person to a health-related facility “for profit” in violation of Health and Safety Code Section 445. We cannot assure that our marketing efforts will not be viewed as violating Health and Safety Code Section 445.

Available Information

Our principal executive offices are located at 8500 Wilshire Boulevard, Suite 105, Beverly Hills, California 90211. Our telephone number is (310) 659-5288. We maintain an Internet web site at www.drtattoff.com. The information on this web site is not and should not be considered part of this document and is not incorporated into this document by reference. This web address is, and is only intended to be, an inactive textual reference.

We are a reporting company and file annual, quarterly, and current reports and other information with the SEC. You may read and copy any reports, statements and other information we file at the SEC’s public reference room at 100 F Street, N.E., Washington, DC. 20549-9303. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC’s Internet site (http://www.sec.gov).

ITEM 1A.	RISK FACTORS

The following is a summary of certain risks we face in our business, but is not inclusive of all the risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the SEC.

Risks Related to Our Business

We are an early stage company with a limited operating history, and we may be unable to successfully implement our business plan.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies engaged in the development of a new business. A partial list of the specific risks associated with our business include our:

•
ability to generate and successfully implement new ideas relating to the development and management of laser tattoo removal clinics and the contracting physician’s core service of laser tattoo removal;

•	need to manage our expanding operations;

•	continuing need to raise substantial additional capital;

•	dependence upon and need to hire key personnel; and

•	need to implement marketing campaign to establish and enhance the Dr. TATTOFF® brand on an ongoing basis.

To address these risks, we must, among other things, respond to ours and the contracting physician’s competitors, attract, retain and motivate qualified personnel, continue to develop our brand, and market and sell our services to contracting physicians. We cannot guarantee that we will be successful in addressing any or all of these risks and the other risks described herein, or that we will generate significant revenues or achieve or sustain significant profitability. The failure to address one or more of these risks and successfully implement our strategy could have a material adverse effect on our financial condition or results of operations.

We have incurred significant operating losses since our inception that raise doubts about our ability to continue as a going concern, and if we do not achieve profitability we may be forced to cease operations.

Since our inception in 2004, we have incurred losses every quarter. The consolidated operations of the Beverly Hills clinic, Irvine clinic and the Encino clinic have not produced a profit for us and there can be no assurance that they or any future laser clinics can generate a profit or sustain or maintain our ability to operate at a profit. We have incurred significant expenses in connection with our formation, including legal and accounting expenses, clinic location build-out and marketing and will incur additional expenses in carrying out our business strategy.

Our services provided under the management services agreement with William Kirby, D.O. could be determined by the California Medical Board to constitute the unlawful practice of medicine.

Under California law, a business entity such as ours is not permitted to engage in the practice of medicine, although we may provide management services to a medical practice so long as we do not exercise excessive control over the medical practice and are otherwise in compliance with legal requirements. We provide marketing and practice management services to physicians as provided in the management services agreement. The existing management services agreement (“Management Agreement”) between us and William Kirby, D.O., Inc. is intended to comply with these legal requirements. Our ability to meet our operating and financial obligations will be predicated on our ability to provide successful, competitive management services to physicians and other healthcare professionals who provide tattoo removal services. It is possible that the California Medical Board could allege or determine that the provision of management services by us constitutes excessive control over a physician’s medical practice or that the compensation payable to us is excessive or that we are otherwise unlawfully engaged in the practice of medicine. Defending against any such allegations will be costly and time-consuming and may materially and adversely affect our finances. Moreover, should it be determined that we are in violation of law and must modify the nature and scope of our services and/or reduce the compensation that we receive for our services, we will be materially and adversely affected and may be unable to execute our business strategy.

Our business and that of our contracting physicians is subject to significant governmental healthcare regulation and noncompliance with such regulation could cause our financial condition to suffer.

The healthcare industry is heavily regulated and changes in laws and regulations can be significant. Both us and the physicians who practice medicine at the clinics must maintain and safeguard the confidentiality of all patient records, charts and other information generated in connection with the professional medical services provided by such physician, in accordance with federal and state confidentiality laws and regulations, including the California Confidentiality of Medical Information Act, Civil Code Sections 56 et seq. and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated thereunder. Certain federal and state regulations govern the administration and licensing of the medical and technical staff of the clinics. The establishment, marketing and operations of us and that of our contracting physicians may be subject to various federal and state regulations, including laws and regulations prohibiting the practice of medicine by non-physicians, prohibitions concerning the kickback, rebate or division of fees between physicians and non-physicians, the manner in which a prospective patient may be solicited, the receipt or offering of remuneration as an inducement to refer patients, and self-referral for any person in connection with the furnishings of goods, services or supplies prescribed for medical diagnosis, care or treatment. Many of these laws and regulations are ambiguous, and courts and regulatory authorities have provided little clarification. Moreover, state and local laws vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately interpret applicable law, and some of our activities could be challenged. We believe that we will be in compliance with applicable regulations, but failure to so comply can result in substantial civil and criminal penalties. Non-compliance by us could have a material adverse effect on the financial condition of the Company and could result in the cessation of our business.

Furthermore, the lasers we use in our laser clinics are medical devices that in the United States are subject to the jurisdiction of the Food and Drug Administration (“FDA”). In addition to FDA approval for the initial uses of these lasers, new uses require separate approval. Obtaining such approval can be an expensive and time consuming process, the success of which cannot be guaranteed. The failure of our suppliers to obtain regulatory approvals for any additional uses of lasers or otherwise comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

Failure to comply with applicable FDA requirements could subject us, physicians who use our laser clinics or laser manufacturers to enforcement actions, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties. Any such enforcement action could have a material adverse effect on our business, financial condition and results of operations. Further, failure to comply with regulatory requirements, or any adverse regulatory action could result in limitations or prohibitions on our use of lasers. This could have a material adverse effect on our business, financial condition and results of operations.

The regulatory environment in which we and our contracting physicians operate may change significantly in the future. Numerous legislative proposals have been introduced in Congress and in various state legislatures over the past several years that could cause major reforms of the U.S. healthcare system, inclusive of both state and federal systems. We cannot predict whether any of these proposals will be adopted or how they might affect our business. New or revised legislation could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to establish good relationships with physicians, our business could be negatively affected.

Most states prohibit us from practicing medicine, employing physicians to practice laser removal on our behalf or employing physicians to render laser removal services on our behalf. We provide management services and marketing support to physicians performing laser tattoo removal. Our activities involve developing and managing clinics, providing supplies, non-clinical personnel and administrative services. As a result, responsibility for patient services rests within the physician. Part of our business strategy is to develop a network of physicians who have or will have a significant source of patients who generate substantial revenues for the physician, and in turn, for us through our management services agreement with the physician. The success of our operations depends upon our ability to enter into agreements on acceptable terms with a sufficient number of healthcare providers, including physicians, to render tattoo laser removal and other professional services at centers managed and operated by us. There can be no assurance that we will be able to enter into agreements with physicians and/or other healthcare providers on satisfactory terms or that such agreements will be profitable.

We receive our revenue through a management services agreement, not directly from patients, therefore if the physicians do not pay our management fee pursuant to the management services agreement, our revenue could be adversely affected.

All revenues are currently derived from our laser clinics and are received pursuant to a management agreement entered into between a physician performing or overseeing the laser tattoo removals at clinics operated by us. We currently have only one management agreement in place with Dr. William Kirby, our Medical Director and director, affiliated entity, pursuant to which we provide management services to our three laser clinics currently operating (the “Management Agreement”). Under the Management Agreement, Dr. Kirby’s affiliated entity is required to pay us a percentage of the gross revenues of each laser clinic location on a bi-weekly basis. As amended in August 2007 and December 2007, the Management Agreement entitles us to receive as payment for our management services, 65% of the gross revenues from Dr. Kirby’s affiliated entity from August 31, 2004 through December 31, 2005, 50% from January 1, 2007 through December 31, 2007, and 60% of the gross revenues thereafter through August 30, 2009. For purposes of clarification, all fees charged to patients at our laser clinics are deposited into the bank account of Dr. Kirby’s affiliated entity, who then, in turn, pays us a management fee out of the gross revenues of each laser clinic, less certain expenses such as center medical staffing and advertising. The Company is responsible for paying all third-party advertising and marketing services costs in excess of 15% of Dr. Kirby’s affiliated entity’s gross revenues out of the management fee that it collects from Dr. Kirby’s affiliated entity. We are paid the management fee for providing management, administrative, marketing, and support services, equipment and clinic space to Dr. Kirby. The Management Agreement, as amended in August 2007 and December 2007, provides for a five (5) year term commencing on August 31, 2004 and ending on August 30, 2009. If the Management Agreement is terminated for any reason, if Dr. Kirby’s affiliated entity does not pay the management fees pursuant to the terms of the agreement, or if Dr. Kirby’s affiliated entity fails to perform the services required under the Management Agreement, our revenue will be materially and adversely affected.

Our cash position is very low relative to our anticipated cash needs.

As of May 5, 2008, we had a cash balance of approximately $94,000, which was substantially less than our projected short-term and long-term cash needs (including fixed costs and projected future costs). Our lack of cash liquidity raises substantial doubt about our ability to continue as a going concern. In addition, we are in default on a certain outstanding convertible promissory note in the aggregate principal amount of $150,000. See auditor’s report with the audited financial statements of Dr. TATTOFF® appearing in the Company's Current Report on Form 8-K filed with the SEC on February 11, 2008. Our existence is dependent upon our management’s ability to develop profitable operations and resolve our liquidity problems. If we are not able to continue as a going concern, we may cease to operate and investors will lose some or all of their investment.

We will require additional funds to sustain our business, which we may be unable to obtain at acceptable terms.

We require substantial capital to fund our business operations and will continue to seek substantial amounts of capital to effectuate our business plan. We have experienced significant negative cash flow from operations to date and we expect to continue to experience significant negative cash flow in the future. Our management fees have not been sufficient to date to cover our operating expenses. We will require additional funds to sustain and expand operations and continue our marketing activities. Adequate funds for these and other purposes on terms acceptable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed on commercially reasonable terms, or at all, or may result in significant dilution to existing equity holders. Our inability to generate sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition. If we are not able to raise additional funds, we will be forced to significantly curtail or cease our operations. We recently completed offerings of 10% Convertible Promissory Notes and 12% Convertible Debentures ("Convertible Debentures"), with aggregate gross proceeds of $334,975 and $855,000, respectively. Our ability to issue debt securities in the future or to service such debt or the debt we have issued may also be limited by our inability to generate cash flow. In addition, we are currently in default with respect to one of our promissory notes in the principal amount of $150,000 we previously issued, which may have a material adverse effect on our future business operations should such note holder initiate litigation or make otherwise similar demands.

We and our contracting physician operate in a competitive environment and may have difficulty competing with larger and better financed competitors.

We are aware of other facilities offering tattoo removal services in the geographical vicinity of the Beverly Hills, Encino, and Irvine clinics, all of which compete with the services offered by our contracting physicians. Moreover, given the mobility of patients, the Beverly Hills clinic, the Encino clinic, the Irvine clinic and any other office that may be opened in the Southern California area may in fact provide competition to the contracting physicians in any of our other clinics, which could have a direct impact on our management fee revenues. As tattoo removal technology continues to develop and the demand for tattoo removal services grows, other entities may become engaged in offering the same management services. Physicians increasingly may provide similar services through their own offices. Some of ours and our contracting physicians’ competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do in both the Southern California area and nationwide. These competitors could affect our ability to expand into other markets, generate sufficient revenues and maintain operations at a profitable level due to reduced margins or loss of market share.

In addition, the medical technology provided in the clinics by us is in a continual state of change, with new technologies being introduced and old techniques becoming obsolete. Although we believe that our technology, equipment and systems are among the most advanced available tattoo removal technology, there can be no assurance that new, improved, or more efficient technology will not be developed, making other providers of tattoo removal services more attractive and our contracting physicians less competitive. We cannot be certain that we will be able to compete successfully against current or future competitors of the Company or our contracting physicians.

An increase in the number of physicians who perform enough tattoo removal procedures to economically justify the purchase of their own lasers may harm our business.

As laser tattoo removal becomes more commonplace, the number of physicians who can economically justify the purchase of their own lasers may increase. Laser tattoo removal correction is still a relatively new procedure for most physicians, and it generally takes time for physicians to build up their procedure volume. We estimate that a physician or practice group needs to perform approximately 100 procedures a month in one location in order to economically justify the purchase or lease of a Medlitec6 laser. This estimate is based upon a number of factors including current prices for Medlitec6 lasers, current procedure fees charged by physicians and the current per procedure fee charged by our contracting physician. This estimate does not take into consideration the value physicians may place on our marketing and advertising, administrative support, maintenance and other services it may provide to a physician who uses our laser clinics.

Furthermore, a significant reduction in the price of lasers used in tattoo removal procedures could reduce demand for our services by making it economically more attractive for physicians to buy or lease lasers for themselves instead of utilizing our laser clinics. We currently use Medlitec6 lasers in our clinics. The Medlitec6 lasers currently have a retail price of approximately $125,000.

We may experience difficulties in managing our planned expansion strategy which could impair our business.

Our success will depend on our ability to expand and manage our laser tattoo removal clinics. Our growth and expansion will result in new and increased responsibilities for management and additional demands on management, operating and financial systems and resources. Our ability to continue to expand will also depend upon our ability to:

•	Implement and integrate new, expanded or upgraded operations and financial systems, procedures and controls;

•	Hire and train new staff and managerial personnel;

•	Expand our infrastructure; and

•	Adapt our structure to comply with present or future legal requirements affecting our arrangements with physicians.

All of these factors, among others, will have an impact on our future success, particularly due to the fact that our current business strategy relies heavily on the expansion of our laser clinics into other areas and geographic regions.

Our ability to operate effectively could be impaired if we were to lose the services of our management, or if we are unable to recruit qualified management and key personnel in the future.

Our success depends to a significant extent on the skills and efforts of our executive management team. Although some of our management has general business experience, none of the Company’s current officers have managed or operated a tattoo removal business or physician’s management services business prior to the Company. If our current management cannot manage and operate the Company for any reason, replacing experienced management may be difficult which could negatively affect our revenues. As we expand our operations and expand into other geographical areas, we will face risks associated with management’s ability to manage and operate the expansion. We cannot assure that management will be able to successfully manage the growth of the Company.

The current officers and directors of the Company have other interests, which may conflict with the interests of the Company.

Some of our officers and directors are involved in a other businesses, and may enter into new business transactions and relationships in the future. As a result, these officers and directors may have conflicts of interest in allocating management time, services and functions among the Company and the other businesses in which they may be involved, including new businesses which may be organized by them. Moreover, the officers and directors, either directly or indirectly, own a substantial portion of the shares of our Common Stock. Conflicts of interest may arise in the course of the operations of the Company as a result of such control. In addition, the Management Agreement we have with Dr. Kirby, our Medical Director and director, is currently the source of all of our revenues, and accordingly, Dr. Kirby’s decisions with respect to the Company may come into conflict with his own personal interests.

Any future litigation risks would likely involve significant expense on our part and distract our management.

Although we are not currently a party to any litigation, we may become subject to claims and litigation arising out of the conduct of our business or our contracting physician’s business or as a result of our default on any loans made to us. Although we do not believe we are engaged in the professional treatment of patients or the practice of medicine and therefore would argue that we are not directly liable for any malpractice by a physician, nonetheless, it may be asserted that we are engaged in the practice of medicine or we may incur liabilities for negligence on the part of our management and employees. Litigation could have a material adverse effect on our business operations and financial condition due to a loss of physician’s patients from negative publicity, and the expenses associated with defending any claim or suit resulting in a judgment against us. Any such expenses may exceed the level of insurance maintained by us. If a claim or lawsuit has a material adverse effect on our business operations or financial condition, investors could lose all or a portion of their investment in the Company.

Regulations governing the level of physician supervision over nurses and physician assistants may be inconsistent and non-compliance by us may result in suspension or revocation of licenses.

The supervising physician of a company who operates the medical practice managed by us does and will likely continue to engage registered nurses (either as employees or independent contractors) to assist in tattoo removal services. The supervising physician may also engage physician assistants (either as employees or independent contractors) to assist in such services. In order not to be deemed to be engaging in the practice of medicine, a nurse or physician assistant providing laser tattoo removal services must be supervised by a California-licensed physician. The physician assistant regulations contain a detailed listing of options as to the method by which the supervising physician generally may perform supervisory duties, but a supervising physician must be available in person or by electronic communication at all times when the physician assistant is caring for a patient. The rules regarding physician supervision of registered nurses are not as clear as the rules governing supervision of a physician assistant. The California Board of Registered Nursing believes it is within a registered nurse’s scope of practice to use laser therapy for patients if there is an approved “standardized procedure” which is a policy or protocol developed through collaboration by the physician and the registered nurse. Although the standardized procedure must describe the scope of supervision required, the laws and regulations do not require a particular level of physician supervision. Because the standardized procedure regulations do not require a particular level of physician supervision, the Medical Board of California may take the position that a licensed physician be present at all times in the tattoo removal facility if a registered nurse is performing some or all of the tattoo removal services, while the California Board of Registered Nursing may take the position that a licensed physician must be available by phone and need not be present at all times in the facility. If physicians, nurses and physician assistants performing or assisting in tattoo removal services at our laser clinics are deemed to have violated the laws or the rules of the appropriate licensing agency with respect to supervision, they may face disciplinary action, including suspension or revocation of their medical or nursing license or credential, which would have a material adverse effect on the Company.

We are subject to anti-Kickback provisions which prohibit referrals for profit to a physician or an entity in which a physician has a proprietary interest for any form of medical treatment.

Section 445 of the California Health and Safety Code, provides that “no person, firm, partnership, association or corporation, or agent or employee thereof, shall for profit refer or recommend a person to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment of any ailment or physical condition. The imposition of a fee or charge of any such referral or recommendation creates a presumption that the referral or recommendation is for profit.” A violation of Section 445 is a misdemeanor and may subject the offender to imprisonment in the county jail for not longer than one year, or a fine of not more than $5,000.00, or by both such fine and imprisonment. Further, a violation of Section 445 may be enjoined by the California Attorney General. Section 650 of the California Business and Professions Code contains prohibitions against self-referral and kickbacks. Business and Professions Code Section 650 makes it unlawful for a “licensee,” including a physician, to pay or receive any compensation or inducement for referring patients, clients or customers to any person or entity, irrespective of any membership or proprietary interest in or with the person or entity receiving the referral. Violation of the statute is a public offense punishable by imprisonment, a fine of not more than $10,000, or both. Section 650 further provides that it is not unlawful for a physician to refer a patient to a health care facility solely because the physician has a proprietary interest or co-ownership in a health care facility, provided that (1) the physician’s return on investment for that proprietary interest or co-ownership is based upon the amount of capital investment or proportional ownership of the physician; and (2) and the ownership interest is not based on the number or value of any patients referred. The provisions of Section 652.5 present the potential for liability as we could be charged with and convicted of a misdemeanor in the event a physician working under a management services agreement with the Company violates Section 650.

There is a risk that our marketing efforts could be viewed as “referring or recommending” a person to a health-related facility “for profit” in violation of Health and Safety Code Section 445. We cannot assure that government enforcement agencies will not view our marketing efforts as violating Health and Safety Code Section 445.

AMA ethical guidelines could adversely affect our business.

The AMA’s Council on Ethical and Judicial Affairs has adopted a new ethical guideline which provides that physicians should not refer patients to health facilities in which they invest if they do not personally provide care in the facility, unless there is no alternative facility available. Any physician investor may want to consider, in consultation with his or her own advisors, the proposed AMA guidelines in making a decision whether to own or continue to own any securities of the Company.

We may not be able to maintain or obtain commercially reasonable insurance.

We currently have and/or plan to obtain such insurance that is available at commercially reasonable rates to cover potential liabilities. Such insurance includes professional liability insurance coverage, general liability insurance, property insurance, worker’s compensation coverage, director and officer liability insurance, employer liability insurance, and such other insurance we deem necessary and appropriate to protect against both medical and non-medical liabilities. However, we cannot guarantee that any particular liability will be covered by insurance or that any judgment or damages will not exceed the limits of coverage. In addition, the insurance policies obtained by us may not continue to be available to us or, if they are available, they may become too expensive for us to maintain. If we cannot maintain adequate professional and general liability insurance or if we suffer uninsured losses, our financial condition may be jeopardized, and investors could lose all or a portion of their investment.

Our business revenue generation model is unproven and could fail.

We cannot be certain that our management services fee revenue model will be successful. The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations. Our ability to generate revenues depends, among other things, on our ability to successfully attract contracting physicians, the ability of the physician and us to successfully attract customers to our locations through a multi-faceted marketing campaign and to expand operations into other markets, both in California and across the United States, as well as the timely receipt of management services fees from our contracting physicians. We may need to diversify our sources of revenue beyond that of management services fees to generate significant revenues and there can be no assurances that we will be able to achieve this diversification. Accordingly, we cannot guarantee that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

Our strategy to promote the brand “Dr. TATTOFF®” through marketing efforts may not be successful.

We cannot currently measure the success of our marketing campaigns. Although we believe that with continued capital resources our planned marketing campaign will promote the brand and consequently, increase our number of clinics needed to meet the market needs, we do not currently have the cash resources to fund additional marketing efforts and the net proceeds of any debt or equity financings will not be sufficient to fund a nationwide marketing effort to support our expansion into other markets. Furthermore, even if we raise the necessary capital to fund the advertising campaign, we cannot provide assurances that our strategy will be successful in ultimately generating brand recognition and increased clinic site based on market numbers.

Our service offering and geographic location is not diversified and if we attempt to diversify, we may not be successful.

The development and management of laser tattoo removal clinics is our principal service, representing all of our revenue. Our success depends upon increasing the number of clinics so that our contracting physicians can provide treatment to people seeking services for laser tattoo removal. Although recent studies have indicated that our target market is growing on a national level, if we do not successfully develop and market our management services and the laser services of our contracting physicians, our revenue and operating results will be adversely affected. Consequently, if the market for laser tattoo removal service declines, does not grow as we anticipate, or becomes increasingly competitive, our business will be harmed as a result of our contracting physicians loss of revenue. In addition, any attempt by us to diversify our management service offerings may not be successful and may cause us to divert resources and management attention away from our core business.

Furthermore, our existing revenues are geographically concentrated in Southern California. Due to the geographic concentration of our clinics in the Southern California region, our results of operations and financial condition may be subject to fluctuations in regional economic conditions, and may be adversely affected by tightened controls on lending resulting from the current credit crisis that may affect our contracting physician’s customers’ spending habits. Additionally, our concentration of clinics in this geographic region heightens our exposure to adverse developments related to competition.

Risks Related to our Securities

We do not anticipate paying dividends on our Common Stock in the foreseeable future.

Although we recently declared a 55-to-1 share dividend prior to the Merger on February 6, 2008, we do not anticipate paying any additional dividends on our Common Stock in the foreseeable future. We intend to retain future earnings, if any, for use in the operation and expansion of any business we acquire and for the payment of our outstanding debt.

Control by our largest shareholder could limit the ability of our other shareholders to influence business matters.

As of May 5, 2008, approximately 5,857,500 (56%) of our outstanding shares of Common Stock were beneficially owned by our controlling shareholder, Pacific Holdings Syndicate, LLC (“Controlling Shareholder”). As a result, our Controlling Shareholder is able to control all matters requiring shareholder approval including the election of directors and approval of significant transactions, such as any sale of the Company or our assets. This concentrated control will limit your ability to influence company matters and, as a result, our Controlling Shareholder may take actions that our shareholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could cause the value of our securities to decline or prevent our shareholders from realizing a premium for their securities.

Your ownership in the Company will be diluted upon conversion of the Convertible Debentures and Series A Preferred Stock, as well as any subsequent financings that we may conduct.

Upon conversion of the Series A Preferred Stock, Convertible Debentures and convertible promissory notes, holders of our Common Stock may experience substantial dilution as a result of such conversions, as well as a result of any financings that we may conduct in the future. Further, additional infusions of capital may have a dilutive effect on the book value of outstanding securities, including securities issued in any subsequent financing or in connection with loans or other capital raising transactions. Certain other events could also result in the issuance of additional shares of our Common Stock, including issuances in connection with acquisitions of other businesses or assets.

Certain provisions of our corporate documents may discourage unsolicited offers to acquire the Company.

Certain provisions of our Articles of Incorporation and Bylaws may have the effect of discouraging attempts to acquire the Company without the cooperation of our Board of Directors and management, including: (i) provisions requiring prior notice of matters to be brought before meetings of shareholders, and (ii) the ability of our Board to issue additional shares of Common Stock and preferred stock authorized in our Articles of Incorporation without stockholder approval. Any of these measures may impede a takeover of the Company without the approval of our Board of Directors and management.

There may be adverse tax consequences as a result of the Merger.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We have evaluated the possible tax consequences of any prospective business combination and endeavored to structure the Merger so as to achieve the most favorable tax treatment for all parties involved, including the Company and Dr. TATTOFF®. There can be no assurance that the Internal Revenue Service (“IRS”) or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the IRS or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of a business combination, there may be adverse tax consequences to the post-merger company.

We have incurred and will continue to incur increased costs as a result of being a reporting company.

As a result of becoming a reporting company, we are required to file periodic and current reports, proxy statements and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures. The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. As a reporting company, we incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. Management has also been engaged in assisting executive officers, directors and, to a more limited extent, shareholders, with matters related to beneficial ownership reporting. Although not presently applicable to us, in the future we will be required to establish, evaluate and report on our internal control over financial reporting and to have our registered independent public accounting firm issue an attestation as to such reports.

We have incurred, and expect to continue to incur, increased general and administrative expenses as a reporting company. We also believe that compliance with the myriad rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

Being a public company also increases the risk of exposure to class action shareholder lawsuits and SEC enforcement actions, and increases the expense to obtain appropriate director and officer liability insurance on acceptable or even reduced policy limits and coverage. As a result, we may find it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

If our Common Stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our Common Stock is not currently traded on any national securities exchange or quotation system sponsored by a national securities exchange and the fair market value is currently less than five dollars. A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is a national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Therefore, if we have net tangible assets of $5,000,000 or less or average revenues of less than $6,000,000 for three consecutive years, transactions in the Common Stock may become subject to the “penny stock” rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities. If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed if our securities become publicly traded and shareholders may find it more difficult to sell their shares of Common Stock.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008, to include the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this Annual Report.

ITEM 2.	PROPERTIES

We currently lease our office space for clinics and certain office equipment under noncancelable operating lease agreements. Occupancy lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years. Our current facilities may not be adequate for our needs in the future as it is anticipated the Company will increase the number of clinics it operates and manages.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of May 5, 2008, we had approximately 48 shareholders of record of our Common Stock. Our Common Stock is not listed or traded on any national or regional securities exchange or other inter-dealer electronic quotation service.

Dividends

On February 4, 2008, our Board of Directors approved a share dividend to our shareholders that was effected on February 6, 2008 (“Dividend Date”), whereby each issued and outstanding share of the Company’s Common Stock as of the Dividend Date received 55.5 shares of the Company’s Common Stock for each share of Common Stock held by such shareholder on the Dividend Date. No fractional shares were issued and instead were rounded up to the nearest whole share. We do not anticipate paying any other dividends on our Common Stock in the foreseeable future. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business.

Equity Compensation Plans

As of January 31, 2008, there were no equity compensation plans or individual compensation arrangements of the Company under which our equity securities were authorized for issuance to employees or non-employees.

Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, we issued an aggregate of 4,667 shares of our Common Stock in a private placement offering to 6 accredited purchasers, at a purchase price of $6.00 per share, for gross proceeds of $28,002. There were no broker commissions paid in connection with the sale of these securities.

The above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, unless otherwise indicated. The securities will be deemed restricted securities within the meaning of Rule 144(a) under the Securities Act. A legend was placed on the stock certificates representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6.	SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto and other financial information appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements relating to our future events or our future financial performance. These forward-looking statements involve certain risks, uncertainties and assumptions. In light of these risks and uncertainties, the forward-looking events discussed in this Annual Report might not occur. Our actual financial results and performance may differ materially from those anticipated. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters set forth in “Risk Factors,” “Business” and elsewhere in this Annual Report. You are cautioned not to place undue reliance on forward-looking statements contained in the Annual Report as they speak only as of the date on the front cover of this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Special Note Regarding Forward-Looking Statements.”

Overview

Prior to the Merger with Dr. TATTOFF® on February 11, 2008, we were a blank check company. A blank check company is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. During December 2006 we completed a public offering that complied with the provisions of Rule 419 of the Securities Act of 1933. We issued 5,000 shares of our Common Stock in a self-underwritten initial public offering through Roland Perry, our former sole officer and director. In December 2007, we returned all the funds received from the investors as required by Rule 419 based on our inability to complete an acquisition on or before December 14, 2007. The shares of our Common Stock issued and held in escrow were returned to treasury.

Recent Events

On February 11, 2008, Dr. TATTOFF® merged with and into the Company, pursuant to a Merger Agreement. In accordance with the Merger Agreement, certain outstanding units of membership interest of Dr. TATTOFF® (“Units”) were converted into the right to receive one validly issued, fully paid and non-assessable share of the Company’s Common Stock on a one-for-one basis. In addition, certain other Units were converted into the right to receive validly issued, fully paid and non-assessable shares of Series A Preferred Stock.

As a result, at the closing of the Merger, we issued an aggregate of 7,946,067 shares of our Common Stock to certain former members of Dr. TATTOFF® and 10,940 shares of our Series A Preferred Stock to certain other former members of Dr. TATTOFF®, representing 76% of our outstanding Common Stock and 100% of our outstanding Series A Preferred Stock on a post-Merger basis.

Since its inception in 2004 and prior to the Merger, Dr. TATTOFF® operated as a California limited liability company providing marketing and practice management services to a licensed physician who performs primarily laser tattoo removal services and will continue to provide these services on a post-Merger basis. As a result of acquiring Dr. TATTOFF®’s business in the Merger, the Company operates under a management services agreement with a contracting physician whereby we provide technical, management, administrative, marketing and support services, insurance, equipment and clinical site and the contracting physician’s medical personnel provide laser tattoo removal services.

We operate three clinics in Southern California. In July 2004, Dr. TATTOFF® opened its first clinic in Beverly Hills, a second clinic in Irvine in June 2005, and a third clinic in Encino, opened in March 2006. Laser tattoo removal is performed using a Medlitec6 laser by trained nurses under the supervision of a licensed physician ensuring quality control throughout the treatment. The physician’s practice, to which we provide management services, has performed over 15,000 laser tattoo removal treatments in our clinics in Southern California since 2004. Development of clinical sites and management of laser tattoo removal clinics is our core business and currently all of our revenues are derived from the fees collected under our management agreement.

Our management services fee is based on a percentage of the contracting physician’s gross revenues, whose revenues are primarily a function of the size and characteristics of the tattoo that is to be removed. Our tattoo removal clinics have a relatively high degree of operating leverage due to the fact that many of its costs are fixed in nature. As a result, the contracting physician’s procedure volume can have a significant impact on our level of profitability since we operate under a fixed percentage of gross revenues arrangement.

Our management service fees are impacted by a number of factors, including but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo removal industry.

Our operating costs and expenses include:

•
Management services expenses, including clinic facilities and related costs to operate the clinics, laser equipment, maintenance costs, medical supplies, clinic non-medical staff expenses, billing and collections and insurance;

•	General and administrative costs, including corporate staff expense and other overhead costs;

•	Marketing and advertising costs including marketing staff expense; and

•	Depreciation and amortization of equipment and leasehold improvements.

Our strategic objective is to open as many as ninety similar laser tattoo clinics across the country over the next several years assuming the availability of capital exists, that we can retain a highly skilled management team and that our business model is proven to be successful in varying markets. There is currently no nationally branded provider of such services and the opportunity to gain first mover advantage is the motivation behind such an aggressive expansion plan.

We require substantial capital to fund our business operations and will continue to seek substantial amounts of capital to effectuate our business plan. We have experienced significant negative cash flow from operations to date and we expect to continue to experience significant negative cash flow in the future. See “Liquidity and Capital Resources” below for additional information. Our inability to generate sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition. If we are not able to raise additional funds, we will be forced to significantly curtail or cease our operations.

Results of Operations

Year ended January 31, 2008 compared to the year ended January 31, 2007

Revenues

Prior to the Merger with Dr. TATTOFF®, we have not generated any revenues.

Operating Expenses

Total operating expenses for the fiscal year ended January 31, 2008 increased to $56,448 from $23,841 for the fiscal year ended January 31, 2007. This increase is primarily related to the expenses incurred as a result of the merger transaction with Dr. TATTOFF® and the legal and accounting expenses associated with satisfying our reporting obligations.

Net Loss

Our net loss for the fiscal year ended January 31, 2008 increased to $(56,073) from $(23,635) for the fiscal year ended January 31, 2007, as a result of the increase in operating expenses as set forth above.

Liquidity and Capital Resources

As of January 31, 2008, we had $15,605 in cash available and had current liabilities of $79,773. As a result of the Merger, however, we assumed all of the outstanding obligations and liabilities of Dr. TATTOFF®, effective February 11, 2008. Accordingly, we now have a substantial working capital deficiency, recurring net losses, and have incurred net cash outflows from operating activities, and Dr. TATTOFF® had suffered significant losses since inception. The Company’s ability to contine as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

During 2007 and the first two months of 2008, Dr. TATTOFF® raised funds through the issuance of convertible promissory notes with investors and through a private placement of its Units to accredited investors to provide additional working capital. In addition, we recently completed a private offering of Convertible Debentures to accredited investors providing to the Company gross proceeds of $855,000. We intend to continue to provide for additional working capital through financings of debt and/or equity securities in the future, however, there can be no assurance that such financings will be available on acceptable terms, or at all.

Although we have been able to fund our current operating needs with collections from management services and short and long term debt and equity financing, we will need to raise a significant amount of cash through the sale of capital stock to sufficiently fund our planned operations, which will create significant dilution to the existing investors. We believe that our cash currently on hand will be sufficient to fund our current operations through the end of August 2008. However, increases in expenses or delays or failure to achieve our revenue growth through increasing the number of new clinics may adversely impact our ability to raise the necessary capital and may require additional cost reductions.

We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may adversely affect the Company and our ability to continue operations.

Critical Accounting Policies

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

Income Taxes

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No: 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards Board (FASB) Statement on Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes”. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of January 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this report beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Financial Officer/Principal Executive Officer, of the effectiveness of the Company's disclosure controls and procedures, as of January 31, 2008. Based on the evaluation as of January 31, 2008, the Principal Executive Officer/Principal Financial Officer of the Company concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC because of the Company’s late filing of its interim and annual reports on Form 10-QSB and Form 10-KSB for the periods beginning April 30, 2006 through October 31, 2007. At the time, the Company was a shell company with no operations and limited funding and resources. As a result of the Merger with Dr. TATTOFF and the appointment of new management, the Company believes that adequate steps are now being taken by management to reduce this risk on a going-forward basis. Management will seek to make additional changes in its financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness and will make appropriate disclosures regarding any observations and changes as required in future periods.

Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company’s Internal Controls is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, Internal Controls may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s Internal Control as of January 31, 2008.  In making this assessment, management’s evaluation was based in part on the interpretative guidance provided by the Securities and Exchange Commission in its interpretative release on Internal Controls.  Considering the Company’s lack of operations during the fiscal year ended January 31, 2008, management of the Company did not identify any material weaknesses in Internal Controls or risks or errors in financial reporting for that time period.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding Internal Control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers and directors:

Name	Age	Position
John J. Klobnak	57	Director and Chairman of the Board of Directors
James F. Morel	37	Founder and Director
William T. Kirby, D.O.	35	Medical Director, Director
John P. Keefe	59	Chief Executive Officer, Acting Chief Financial Officer and Chief Operating Officer
Ian A. Kirby	28	Chief Marketing Officer

John J. Klobnak. Mr. Klobnak has served as a director and Chairman of the Board of Directors of the Company since March 7, 2008. Prior to that, Mr. Klobnak served as Chairman and Chief Executive Officer of Laser Vision Centers, Inc. (“LaserVision”) from July 1988 to May 2002, where he operated eye surgery centers in the United States, Canada, England, Ireland, Northern Ireland, Greece, Sweden, Finland and Cyprus. Mr. Klobnak’s company was the one of the world’s largest providers of refractive eye surgery, having an approximate twelve percent market share. Effective May 15, 2002, LaserVision merged with TLC Vision Corporation (NASDAQ: TLCV) and became a subsidiary of TLCVision. From May 2002 to August 2004, Mr. Klobnak served on the board of directors of TLCVision as Vice-Chairman of the Board. Mr. Klobnak also served on the corporate governance committee of the Board of TLC Vision. From 1990 to 1993, Mr. Klobnak served as LaserVision’s Chairman, President and Chief Executive Officer. From 1986 to 1988, he served as Chief Operating Officer and subsequently President of MarketVision, a partnership acquired by LaserVision upon its inception in 1988. Prior to 1986, Mr. Klobnak was engaged in marketing and consulting. Mr. Klobnak also served as Chairman of the Board of Directors of Quick Study Radiology, Inc. in St. Louis, Missouri from 1999 to 2006.

James F. Morel. Mr. Morel has served as a director of the Company since March 7, 2008. Mr. Morel served as Interim Chief Executive Officer of the Company from February 2008 through May 1, 2008. Mr. Morel created DRTATTOFF, LLC and the registered trademark, Dr. TATTOFF®, in 2004 as a marketing and management company for physicians interested in providing tattoo removal. Mr. Morel served as the Chief Executive Officer and a managing member of Dr. TATTOFF® since 2004. From 2001 to 2004, Mr. Morel served as a producer and partner in Gorilla Advertising, a syndicated television commercial production company and Mackenzie-Morel Entertainment, an independent television production company. He developed and produced “Star Dates” for E!Television. As a partner in Mackenzie-Morel, he worked with numerous Hollywood networks and production companies. Mr. Morel was the founder and President of 1-800-POSTCARDS, a promotional printing company based in New York City and Los Angeles from 1995 to 2000. Also from 1995 to 2000, Mr. Morel served as Publisher and Editor of POPsmear magazine, an arts and entertainment print magazine with international distribution. He oversaw a staff that produced articles and photographs covering the entertainment, music and art world. Mr. Morel holds a BA degree from Syracuse University’s Newhouse School of Communications and School of Arts & Sciences with a dual major of Advertising and Psychology and minor in Marketing. Mr. Morel filed for personal bankruptcy in October of 2001. This bankruptcy was discharged in December of 2002.

William T. Kirby, D.O. Dr. Kirby has served as Medical Director of the Company since February 2008 and has served as a director of the Company since March 7, 2008. A board-certified dermatologist, Dr. Kirby has been the Medical Director and a managing member of Dr. TATTOFF® since 2004. Dr. Kirby has been a licensed physician since 2002 in California. Dr. Kirby’s medical practice is limited to dermatology with an emphasis on laser tattoo removal, cutaneous oncology, and facial cosmetic procedures. He is also the recipient of the Koprice award for his presentation on laser tattoo removal procedures and is considered by many to be one of the leading medical authorities on laser tattoo removal techniques. Dr. Kirby has a degree in biology from Emory University and a D.O. from Nova Southeastern University. He did his first year of postgraduate training in Internal Medicine at Mount Sinai Medical Center & Miami Heart Institute in Miami Beach, Florida in 2001. His Dermatology residency training took place in association with Western University/Pacific Hospital where he served as Chief Resident in the Department of Dermatology.

John P. Keefe. Mr. Keefe has served as Acting Chief Financial Officer and Chief Operating Officer of the Company since February 2008 and Chief Executive Officer since May 1, 2008. Mr Keefe served as Chief Financial Officer for Dr. TATTOFF® prior to the Merger since November 2007. From January 2007 to November 2007, Mr. Keefe served as the Chief Financial Officer of Equicare Capital, LLC, a healthcare revenue cycle company, where he assisted in building financial models for the company and facilitated the company’s merger with Argyle Solutions Inc. in August 2007. From 2002 to 2006, Mr. Keefe was a co-founder and served as the Chief Operating Officer of Centerre Healthcare Corporation, an acute rehabilitation hospital company, where he was responsible for all aspects of hospital operations, including implementations, regulatory compliance, clinical quality, and marketing. Prior to that, Mr. Keefe served as Chief Financial Officer of NextCARE Hospitals, Inc., a long-term acute hospital company, from 1999 to 2001. From 1995 to 1999, Mr. Keefe served as Chief Financial Officer of Intensiva HealthCare Corporation, a publicly traded long-term acute care hospital company, until its merger with Select Medical Corporation, where Mr. Keefe was responsible for all SEC filings, include quarterly and annual reports, as well as insider trading compliance and prospectus development. His duties also included responsibility for information systems, software/hardware selection, benefits design, risk management, and HMO/PPO contracting as well as all traditional financial function and reporting areas. Mr. Keefe has a BBA in Accounting from Georgia State University and became licensed as a Certified Public Accountant (Georgia) in 1981.

Ian A. Kirby. Mr. Kirby has served as Chief Marketing Officer of the Company since February 2008 and for Dr. TATTOFF® prior to the Merger since November 2007. From February 2007 through October 2007, Mr. Kirby served as Executive Creative Director for Art Machine, an entertainment advertising agency, where he was responsible for servicing and growing existing accounts, bringing in new ones, and directing creative aspects of projects from a diverse range of clients. Prior to that in 2006, Mr. Kirby developed pitch presentations for Strategic Group, a New York-based company specializing in brand and image creation for a variety of clients. From 2002 to 2006, Mr. Kirby worked for Shoolery Design, another entertainment advertising agency, serving over two years as the Director of the Television department. From 2001 to 2002, Mr. Kirby headed West Coast Sales and Marketing efforts for Malaguti USA, the sole American importer of a European motor scooter company. Mr. Kirby holds a degree in Business Administration from the University of Florida.

Key Employees

Monya Matewsky. Ms. Matewsky has served as Director of Marketing of the Company since February 2008. Ms. Matewsky has over six years experience in the medical industry and holds a Bachelor of Science Degree in business management and marketing from Bridgewater State College. As marketing manager for HealthWest, a start-up medical spa franchising company, from 2003 to 2005, she provided an intensive hands-on approach to implementing marketing programs for over 20 medical spas across the United States. She was also responsible for implementing employee training programs, recruitment and general day-to-day operations.

Family Relationships

Dr. William Kirby, a director and our Medical Director, and Ian Kirby, our Chief Marketing Officer, are brothers. There are no other family relationships between or among our executive officers and directors.

Committees of the Board

We have not established a separately designated audit committee. The entire Board of Directors is acting as the Company’s audit committee. We continue to evaluate the designation of an audit committee financial expert but have not yet designated such audit committee financial expert. We have not established a compensation committee or nominating committee. Since our securities are not presently listed on any exchange, we are not subject to the listing standards which require certain committees be comprised of independent members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC and NASDAQ. Officers, directors, and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended January 31, 2008 were not timely filed by the officers, directors, and security holders required to file such forms. Specifically, Roland Perry, Mr. Klobnak, ARK Venture Capital, Inc. and the Klobnak Irrevocable Trust, including Travis Aylward, as Trustee of the Klobnak Irrevocable Trust, filed their Form 3s late.

Code of Ethics for Certain Officers

In May 2008, our Board of Directors adopted a Code of Ethics applicable to our Chief Executive Officer and Senior Financial Officers. A copy of this Code of Ethics will be made available on the Company’s website located at: www.drtattoff.com.

Code of Business Conduct

In May 2008, our Board of Directors adopted a Code of Business Conduct applicable to Board of Directors, executives and employees. Any waivers of the Code of Business Conduct are required to be approved by a majority of the Board of Directors and any waivers granted to directors, executives or key employees will be disclosed on our website. We will provide a copy of this Code of Business Conduct on the Company’s website located at: www.drtattoff.com.

ITEM 11.	EXECUTIVE COMPENSATION

  Prior to the Merger with Dr. TATTOFF®, no compensation had been paid to any officers or directors of the Company since inception. In accordance with the terms of the Merger Agreement, however, the Company adopted certain employment arrangements as of the effective date of the Merger, as more fully described below in the section entitled “Employment Agreements.”

The following table sets forth certain information relating to the compensation paid to Roland Perry, (collectively, the “named executive officer”), during our fiscal years ended January 31, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(S) ($)(3)	Non-Equity Incentive Plan Compen- sation($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Roland Perry,	2008	0	—	—	—	—	—	—	0
CEO and Principal Financial Officer (1)	2007	0	—	—	—	—	—	—	0

———————

(1)	In connection with the Merger, Mr. Perry resigned from his positions as officer of the Company effective February 11, 2008 and as director of the Company effective March 7, 2008.

Outstanding Equity Awards as of January 31, 2008

There were no outstanding equity incentive awards held by our named executive officer as of January 31, 2008.

Director Compensation

We have not compensated our directors in the past nor do we currently have any standard director compensation arrangement or policy for compensating our directors, but intend to implement a policy in the future.

Employment Agreements

Effective October 2, 2007, William Kirby, D.O. commenced service as Dr. TATTOFF®’s full-time Medical Director and became entitled to receive an annual salary of $150,000. Dr. Kirby is eligible for all health and welfare insurance benefits offered to all other Dr. TATTOFF® employees as of the effective date. Dr. Kirby also agreed to execute Dr. TATTOFF®’s confidentiality, non-compete agreement. There is no written employment agreement or specified term for Dr. Kirby’s employment and either party may terminate the employment relationship at any time, with or without advance notice. In accordance with the terms of the Merger, the Company has assumed the obligations under this arrangement.

Effective October 19, 2007, Ian Kirby, Dr. William Kirby’s brother, accepted Dr. TATTOFF®’s offer of employment to serve as Dr. TATTOFF®’s full-time Chief Marketing Officer beginning November 12, 2007 and is entitled to receive an annual salary of $150,000. Mr. Kirby is eligible for all health and welfare insurance benefits offered to all other Dr. TATTOFF® employees effective thirty (30) days from the start date of his employment. In addition to his base salary, Mr. Kirby is eligible to participate in any bonus plans, incentive compensation programs and stock option plans, if any, as may be in effect from time to time, at a level consistent with his position and with Dr. TATTOFF®’s then current policies and practices. Mr. Kirby also agreed to execute Dr. TATTOFF®’s confidentiality, non-compete agreement. There is no written employment agreement or specified term for Mr. Kirby’s employment and either party may terminate the employment relationship at any time, with or without advance notice. In accordance with the terms of the Merger, the Company has assumed the obligations under this agreement.

Effective November 21, 2007, John Keefe accepted Dr. TATTOFF®’s offer of employment to serve as Dr. TATTOFF®’s Chief Financial Officer with an annual salary of $225,000. Mr. Keefe became the Acting Chief Financial Officer of the Company on the effective date of the Merger. Subsequently, on February 29, 2008, Mr. Keefe was appointed Chief Operating Officer of the Company and on May 1, 2008 was appointed Chief Executive Officer of the Company. There is no written employment agreement in place, however, the Company and Mr. Keefe are currently negotiating the terms of his employment agreement.

Director Compensation

None of our directors receive an annual fee for services nor do we pay fees to directors for their attendance at meetings; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings, once committees are established.

Director Independence

We have determined that Mr. Morel and Dr. Kirby are not “independent” members of the Board of Directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ Standards”), although these independent director standards or any other independence standards do not directly apply to us because we do not currently have any securities that are listed on NASDAQ or other exchange and we have not yet adopted any independence standards or criterion. Mr. John Klobnak, however, is deemed by our Board of Directors to be an “independent” director as defined under the NASDAQ Standards. The Company has undertaken to elect a majority of independent directors in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of May 5, 2008 by the following persons:

•	each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Common Stock,

•	each director and executive officer, and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted below, and subject to applicable property laws, to our knowledge each person has sole investment and sole voting power over the shares shown as beneficially owned by them. In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to warrants currently exercisable, or exercisable within 60 days of May 5, 2008, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the principal address of each of the directors and officers listed below is 8500 Wilshire Boulevard, Suite 105, Beverly Hills, California 90211.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Ark Venture Capital, Inc. (2)	823,488	7.9%
John J. Klobnak (3)	453,356	4.3%
Pacific Holdings Syndicate, LLC (4)	5,875,500	55.9%
James Morel (4)	0	0%
William Kirby (4) (5)	147,333	1.4%
John Keefe	0	0%
Ian Kirby (4)(6)	158,971	1.5%
Christopher Knight (4) (7)	668,356	6.4%

Officer & Directors as a Group (5 persons)	651,297	7.2%

(1) Assuming 10,469,761 shares of Common Stock issued and outstanding as of May 5, 2008.

(2) Voting and dispositive control of the shares of Common Stock held by Ark Venture Capital, Inc. is shared by Robert D. Keyser and Albert J. Poliak, the founders and former officers and directors of Lifesciences. Ark Venture Capital, Inc.’s address is 925 S. Federal Highway, Suite 600, Boca Raton, Florida 33432.

(3) These shares are jointly owned by Mr. Klobnak and his wife, Valerie J.S. Klobnak.

(4) Mr. Morel, Dr. William Kirby, Ian Kirby and Christopher Knight own approximately 38.19%, 11.82%, 4.25%, and 26.52% of Pacific Holdings Syndicate, LLC, respectively, and Mr. Morel, Dr. Kirby and Mr. Knight are managing members of Pacific Holdings Syndicate, LLC.

(5) Includes warrants to purchase 27,536 shares of Common Stock at an exercise price of $1.00 per share.

(6) Includes warrants to purchase 41,241 shares of Common Stock at an exercise price of $1.25 per share and 39,586 shares of Common Stock at an exercise price of $1.00 per share.

(7) Includes warrants to purchase 123,786 shares of Common Stock at an exercise price of $1.00 per share. Mr. Knight’s mailing address is 1601 North Sepulveda Blvd., Manhattan Beach, CA 90266.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Guarantees

Dr. William Kirby, our Medical Director, personally guaranteed certain lease obligations of Dr. TATTOFF® and its affiliates. These obligations include the three real estate leases associated with the laser clinics operated by Dr. TATTOFF® in Irvine, Encino and Beverly Hills, California. Dr. Kirby has also guaranteed certain equipment leases of Dr. TATTOFF®. In accordance with the terms of the Merger, the Company assumed the obligations under these lease agreements.

In connection with Dr. TATTOFF®’s sale of an aggregate of $334,975 in convertible promissory notes from December 2007 through February 2008, Mr. Morel pledged 16.71% of his 38.19% interest in Pacific Holdings Syndicate, LLC, the Company’s Controlling Shareholder, as collateral for the timely repayment of the obligations under the convertible promissory notes.

Promissory Notes of Certain Related Parties

Dr. TATTOFF® issued a promissory note to Dr. William Kirby, our Medical Director, on February 15, 2007 in the principal amount of $52,000. The note accrued interest at an annual rate of seven percent and was due and payable nine months following the issue date. Dr. Kirby subsequently agreed to amend the note to extend the due date of the note to March 31, 2008. As additional consideration for purchasing the notes, Dr. TATTOFF® issued Dr. Kirby an equity position in Dr. TATTOFF® at the time of issuance, which upon effecting the Merger, entitled Dr. Kirby to receive 64,725 shares of our Common Stock. Effective December 20, 2007, Dr. Kirby agreed to convert the outstanding principal balance and accrued interest of $55,072 into 55,072 Units and warrants to purchase 27,536 Units initially at an exercise price of $1.25 per Unit, which was subsequently reduced to $1.00 per Unit in accordance with the terms of the warrant agreement.

On July 25, 2007, Dr. TATTOFF® issued a convertible promissory note in a principal amount of $75,000 to Ian Kirby, our Chief Marketing Officer. The convertible promissory note was due the earlier of (i) 180 days following the issue date and (ii) two days following the effective date of the Merger. The convertible promissory note bore interest at an annual rate of ten percent and was convertible into shares of our Common Stock in accordance with the terms of the note. In connection with the note, Dr. TATTOFF® also issued to Mr. Kirby five-year warrants to purchase 41,241 Units of Dr. TATTOFF® at an exercise price is $1.25 per Unit. The convertible promissory note was in default and on December 20, 2007, Mr. Ian Kirby agreed to convert the outstanding principal balance and accrued interest of $78,144 into 78,144 Units and warrants to purchase 39,072 Units initially at an exercise price of $1.25 per Unit, which was subsequently reduced to $1.00 per Unit in accordance with the terms of the warrant agreement.

On November 15, 2007, Dr. TATTOFF® issued promissory notes in the aggregate principal amount of $64,000 to Messrs. Morel, Knight, Klobnak and Dr. Kirby. The outstanding principal and accrued interest on the notes was due on or before December 1, 2007 and the notes accrued interest at rate of eight percent per annum. The notes had a default interest rate of eighteen percent per annum. The promissory notes went into default and on December 20, 2007, all holders agreed to extend the maturity date of the notes to the earlier of (a) an additional six (6) months from December 1, 2007 or (b) five (5) business days from the date a registration statement registering the securities of the Company, or its successor entity in the event of a merger or other business combination, for public sale is declared effective by the SEC. In addition, each note holder waived any and all past defaults, late charges (including default interest rates) and penalties under the notes in their entirety. The Company has assumed the obligations under these notes in connection with the Merger, which have a principal outstanding balance of $65,195 as of February 8, 2008, including accrued but unpaid interest.

Management Services Agreement

William Kirby, D.O., individually as a physician, and Dr. TATTOFF® entered into a Management Agreement on August 31, 2004, which was superseded by the Management Agreement dated December 20, 2005. Pursuant to the terms of the Management Agreement, Dr. TATTOFF® provides technical, management, administrative, marketing and support services and equipment to the sites whereby Dr. Kirby provides or supervises tattoo removal services. The Management Agreement currently covers all three laser centers operated by Dr. TATTOFF®. The initial term of the Management Agreement was one year and renewed automatically for successive one year terms unless either party notified the other party in writing, not less than ninety days prior to the end of the then current term, of its intention not to renew the Management Agreement. The agreement also provides for such other termination events as set forth in the Management Agreement. The Management Agreement was subsequently amended in August 2007, such that the term of the Management Agreement is for five (5) years commencing on August 31, 2004 and ending on August 30, 2009. The August 2007 amendment increased the amount that Dr. Kirby is required to pay Dr. TATTOFF® for management services to 65% of the gross revenues of Dr. Kirby in 2004 and 2005, and 60% in 2006 through 2009. A second amendment to the Merger Agreement was entered into effective December 31, 2007, which substitutes William Kirby, D.O., Inc., a medical corporation owned by Dr. Kirby, as a party to the Management Agreement in the place of Dr. Kirby as an individual. The amendment also changed the management fee to 50% of gross revenues of Dr. Kirby’s affiliated entity for the period from January 1, 2007 to December 31, 2007 and 60% of gross revenues of Dr. Kirby’s affiliated entity for the period from January 1, 2008 to August 30, 2009, as well as modified the provision applicable to costs for “Advertising Services” (as that term is defined in the Management Agreement) such that the Company is responsible for paying all costs in excess of 15% of Dr. Kirby’s affiliated entity’s gross revenues out of the management fee that it collects from Dr. Kirby’s affiliated entity. In accordance with the terms of the Merger, the Company assumed the position of Dr. TATTOFF® under the Management Agreement.

Other Certain Transactions

Messrs. Keyser and Poliak, our former executive officers, also serve as executive officers and maintain voting control over Ark Venture Capital, Inc. Effective August 15, 2005, Messrs. Keyser and Poliak resigned as officers and directors of our Company. Simultaneous with their resignations, they appointed Roland Perry to serve as sole director, Chief Executive Officer, Chief Financial Officer and President of our Company. Since inception, Ark Venture Capital has advanced our Company $38,376, all of which remains outstanding as of May 5, 2008. These advances are non-interest bearing and payable on demand.

On May 16, 2007, Roland Perry, our former officer and director, sold 6,048 shares of our Common Stock to John J. Klobnak, our current Chairman of the Board of Directors, in consideration of $3,037.50. On May 16, 2007, Ark Venture Capital, Inc. sold 11,925 shares of our Common Stock to Mr. Klobnak in consideration of $5,962.50. The Company was not a party to these transfers. On the same date, Mr. Klobnak subsequently transferred 9,000 shares to the Klobnak Irrevocable Trust, as well as an aggregate of 976 shares to certain other individuals. Mr. Klobnak disclaims any beneficial interest in the trust.

From inception through the effective time of the Merger, Ark Financial Services, Inc. maintained, at no cost to us, our executive offices pursuant to an oral agreement. The offices were in approximately 1,100 square feet of office space located at 925 S. Federal Highway, Suite 600, Boca Raton, Florida 33432. Mr. Poliak and Mr. Keyser are executive officers and principal shareholders of Ark Financial Services, Inc.

On July 23, 2007, Dr. TATTOFF® entered into a Finders Fee Agreement with Dawson James. Dawson James is controlled by Ark Financial Services, Inc. In connection with the issuance of a certain promissory note with a principal amount of $150,000, Dr. TATTOFF® paid Dawson James a cash fee of ten percent (10%) of the value of the transaction, as well as issued Dawson James warrants equal to ten percent (10%) of the value of the transaction (“Dawson James Warrants”). The warrants contained customary terms, including, but not limited to, demand and piggyback registration rights, and cashless exercise provisions. Dawson James also assisted Dr. TATTOFF® in obtaining other private financing, for which Dawson James received cash commissions of  $88,300 equal to 10% of the aggregate gross proceeds of the financing and warrants to purchase 88,300 Dr. TATTOFF® Units, equal to 10% of the number of Units sold by Dawson James in the private financing. In accordance with the terms of the Merger, the Company assumed all of the warrants under the same terms and conditions as the Dawson James Warrants and the warrants issued in connection with the private financing.

Effective February 27, 2008, as amended on March 31, 2008, the Company entered into a selling agent agreement with Dawson James whereby Dawson James agreed to act as our exclusive selling agent in connection with the private offering of 12% convertible debentures and attached additional shares of Common Stock. For its services, we paid Dawson James, cash commissions of 10% of the aggregate gross proceeds of the units sold by Dawson James in the offering. As part of the selling agent compensation, Dawson James also received five-year warrants to purchase, at an exercise price of $1.00 per share, 85,500 shares of Common Stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees, including expenses, billed by Jewett, Schwartz, Wolfe & Associates, our current principal accountant, in connection with the audit of our consolidated financial statements for the last two fiscal years and for the review of our financial information included in our Annual Reports on Form 10-K for the fiscal year ended January 31, 2008 and Form 10-KSB for the fiscal year ended January 31, 2007 were $12,500 and $7,500, respectively. Our current principal accountant also reviewed our quarterly reports on Form 10-QSB during the fiscal years ended January 31, 2008 and January 31, 2007. The aggregate fees, including expenses in connection with the review of our financial information included in our quarterly reports on Form 10-QSB during the fiscal years ending January 31, 2008 and January 31, 2007 were $18,400 and $4,500, respectively.

There were no “Audit Related Fees,” “Tax Fees,” or “Other Fees” billed by our principal accountant for services for the fiscal years ended January 31, 2008 or January 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report.

(1) Financial Statements

Incorporated by reference from the financial statements and accompanying notes to financial statements beginning on page F-1 of this Annual Report filed on Form 10-K.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated September 7, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2007).

2.2
Amendment Number 1 to the Agreement and Plan of Merger, dated October 5, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

2.3
Amendment Number 2 to the Agreement and Plan of Merger, dated February 1, 2008 (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on February 8, 2008).

2.4
Articles of Merger as filed with the Secretary of State of the State of Florida (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

2.5
Certificate of Merger as filed with the Secretary of State of the State of California (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.3
Articles of Amendment to the Articles of Incorporation designating Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

4.1	Form of 12% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

10.1
Management Services Agreement between Dr. TATTOFF®, LLC and Will Kirby, D.O., dated December 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.2
Amendment to Management Services Agreement between Dr. TATTOFF®, LLC and Will Kirby, D.O., dated August 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.3	Amendment to Management Services Agreement between Dr. TATTOFF®, LLC, William Kirby, D.O. and Will Kirby, D.O., Inc., dated December 31, 2007.*

10.4
Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Gregg Parker, in the principal amount of $150,000, dated June 15, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.5
Warrants issued by Dr. TATTOFF®, LLC in favor of Gregg Parker, to purchase 1,112 membership units of the Company, dated June 18, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.6
Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Alex Tringas, in the principal amount of $150,000, dated July 20, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.7
Warrants issued by Dr. TATTOFF®, LLC in favor of Alex Tringas, to purchase 1,112 membership units of the Company, dated July 20, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.8
Warrants issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, to purchase 556 membership units of the Company, dated July 24, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.9
Finders’ Fee Agreement by and between Dawson James Securities, Inc. and Dr. TATTOFF®, LLC, dated July 25, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.10
Finder's Fee Warrants issued by Dr. TATTOFF®, LLC in favor of Dawson James Securities, Inc., dated July 23, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.11
Placement Agent Warrants issued by Dr. TATTOFF®, LLC in favor of Dawson James Securities, Inc., dated October 5, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.12
Placement Agent Warrants issued by Dr. TATTOFF®, LLC in favor of Brookshire Securities Corporation, dated October 5, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.13
Form of Promissory Note issued by Dr. TATTOFF®, LLC on November 15, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.14
Form of Unit Purchase Warrant issued by Dr. TATTOFF®, LLC in the December 2007 conversion of certain outstanding Promissory Notes (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.15
Form of Convertible Promissory Note issued by Dr. TATTOFF®, LLC in the December 2007 private offering of Convertible Promissory Notes (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.16
Form of Common Stock Purchase Warrant issued by Lifesciences Opportunities Incorporated in connection with the issuance of shares of Series A Preferred Stock (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.17
Form of Registration Rights Agreement between Lifesciences Opportunities Incorporated and holders of shares of Series A Preferred Stock (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.18
Standard Retail Lease by and between NK Beverly Hills Corporation, as landlord, and Dr. TATTOFF®, LLC, as tenant, for lease of premises located at 8500 Wilshire Boulevard, Beverly Hills, California, dated February 16, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.19
Standard Multi-Tenant SubLease by and between Bryan D. Allen, as Sublessor and Dr. TATTOFF®, LLC, as Sublessee for lease of premises located at 8447 Wilshire Boulevard, Beverly Hills, California, dated September 6, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.20
Standard Multi-Tenant SubLease by and between John G. Alevizos, D.O., Inc., as Sublessor and William Kirby D.O., Inc., as Sublessee for lease of premises located at 15751 Rockfield, Unit 120, Irvine, California, dated January 18, 2006 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.21
Standard Multi-Tenant Office Lease by and between States Associates, LLC, as Lessor and Dr. TATTOFF® Master, LLC, as Lessee for lease of premises located at 15751 Rockfield, Unit 120, Irvine, California, dated January 18, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.22	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

10.24	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

10.25	Form of Broker-Dealer Warrants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

10.26
Amended and Restated Selling Agreement, dated March 31, 2008, by and between Lifesciences Opportunities Incorporated and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

Lifesciences Opportunities, Inc.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Lifesciences Opportunities Incorporated:

We have audited the accompanying balance sheets of Lifesciences Opportunities, Inc. as of January 31, 2008 and 2007, and the related statements of operations, shareholders’ deficit and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifesciences Opportunities, Inc. as of January 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

HOLLYWOOD, Florida,
May 12, 2008

LIFESCIENCES OPPORTUNITIES INCORPORATED

BALANCE SHEETS

	January 31,	January 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$15,605	$6

TOTAL CURRENT ASSETS	15,605	6

OTHER ASSETS
Restricted cash	-	30,122

TOTAL ASSETS	$15,605	$30,128

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$27,740	$3,894
Accrued expenses	13,657	15,225
Loan from shareholders	38,376	9,100

TOTAL CURRENT LIABILITIES	79,773	28,219

TOTAL LIABILITIES	79,773	28,219

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value,
80,000,000 shares authorized,
40,000 shares issued and outstanding	4	4

Additional paid-in capital	4,996	4,996

Stock subscription received	20,000	30,004

Accumulated deficit	(89,168)	(33,095)

TOTAL SHAREHOLDERS' DEFICIT	(64,168)	1,909

TOTAL LIABILITIES
AND SHAREHOLDERS' DEFICIT	$15,605	$30,128

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

STATEMENTS OF OPERATIONS

	For the years ended

	January 31,	January 31,
	2008	2007

REVENUES	$-	$-

OPERATING EXPENSES	56,448	23,841

LOSS FROM OPERATIONS	(56,448)	(23,841)

OTHER INCOME	375	206

LOSS BEFORE TAXES	(56,073)	(23,635)

INCOME TAXES	-	-

NET LOSS	$(56,073)	$(23,635)

Weighted average common
shares outstanding - basic and diluted	40,000	40,000

NET LOSS PER SHARE - basic and diluted	$(1.40)	$(0.59)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock			Common
	80,000,000 shares authorized		Additional	Stock
	Shares	Par Value	Paid-in	Subscriptions	Accumulated
	Issued	$.0001 per share	Capital	Received	Deficit	Total

BALANCE - JANUARY 31, 2005 (Audited)	40,000	$4	$4,996	$-	$(7,749)	$(2,749)

Net Loss		-	-		(1,711)	(1,711)

BALANCE - JANUARY 31, 2006 (Audited)	40,000	$4	$4,996	$-	$(9,460)	$(4,460)

Proceeds from stock subscriptions		-	-	30,004	-	30,004

Net Loss		-	-	-	(23,635)	(23,635)

BALANCE - JANUARY 31, 2007 (Audited)	40,000	$4	$4,996	$30,004	$(33,095)	$1,909

Stock Subscriptions Cancelled				(30,004)		(30,004)

Stock Subscriptions Received				20,000		20,000

Net Loss		-	-	-	(56,073)	(56,073)

BALANCE - JANUARY 31, 2008 (Audited)	40,000	$4	$4,996	$20,000	$(89,168)	$(64,168)

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED

STATEMENTS OF CASH FLOWS

	For the years ended

	January 31,	January 31,
	2008	2007

Cash flows from operating activities
Net loss	$(56,073)	$(23,635)

Adjustments to reconcile net loss to net
cash used in operating activities:
(Increase) decrease in restricted cash	30,122	(30,122)
Increase in accounts payable	23,846	3,894
Increase (decrease) in accrued expenses	(1,568)	15,225

Net cash used by operating activities	(3,673)	(34,638)

Cash flows from financing activities
Proceeds from shareholder loan	29,276	4,600
Cancellation of Common Stock Subscriptions	(30,004)	-
Issuance of common stock subscriptions	20,000	30,004

Net cash provided by financing activities	19,272	34,604

NET INCREASE (DECREASE) IN CASH	15,599	(34)

CASH AT BEGINNING OF PERIOD	6	40

CASH AT END OF PERIOD	$15,605	$6

The accompanying notes are an integral part of these financial statements.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND GOING CONCERN

Lifesciences Opportunities Incorporated (the “Company”) was incorporated under the laws of the State of Florida on January 12, 2004, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company had no operations up until the merger with DRTATTOFF, LLC, a California limited liability company (“Dr. TATTOFF®”), other than issuing shares of its common stock to its original shareholder and conducting a private offering of shares of its common stock in January 2008.

The Company was formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

On September 7, 2007, the Company entered into an Agreement and Plan of Merger, as amended on October 5, 2007 and February 1, 2008 (“Merger Agreement”) with Dr. TATTOFF®. The merger was completed on February 11, 2008 (the “Merger”). See Note 7 - SUBSEQUENT EVENTS.

Since its inception in 2004 and prior to the Merger, Dr. TATTOFF® operated as a California limited liability company providing marketing and practice management services to a licensed physician who performs primarily laser tattoo removal services and will continue to provide these services on a post-Merger basis. As a result of acquiring Dr. TATTOFF®’s business in the Merger, the Company operates under a management services agreement with a contracting physician whereby it provides technical, management, administrative, marketing and support services, insurance, equipment and clinical site and the contracting physician’s medical personnel provide laser tattoo removal services.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s independent accountants have included a “going concern” paragraph in their audit report accompanying the financial statements for the year ended January 31, 2008 that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The financial statements do no include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

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

Income Taxes

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No: 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards Board (FASB) Statement on Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes”. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of January 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss Per Share

The Company computes basic and diluted loss per share amounts pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts are the same as basic per share amounts.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115” (FAS 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option, will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

NOTE 3 - RESTRICTED CASH

Restricted cash as of January 31, 2007 was comprised of $30,122 received from stock subscriptions and placed in an escrow account subject to the provisions of the initial public offering as described in Note 6. There is zero balance in the restricted cash account as of January 31, 2008.

NOTE 4 - RELATED PARTY TRANSACTIONS

The loans from shareholders as of January 31, 2008 and January 31, 2007 are $38,376 and $9,100, respectively. The loans are interest free and the Company imputed interest in accordance with the provisions of Accounting Principles Board Opinion (APBO) No. 21 Interest on Receivables and Payables. Accordingly, the interest expense for the periods ended January 31, 2008 and January 31, 2007 are $828 and $510 respectively. The average interest rate used for the periods was 4.02%.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses as of January 31, 2008 and January 31, 2007 are as follows

	2008	2007
Audit fees	$12,500	$12,500
Legal fees	-	2,215
Interest expenses	1,157	510
Total accrued expenses	13,657	15,225

NOTE 6 - COMMON STOCK SUBSCRIBED

In June, 2006 the Company conducted a “blank check” offering subject to Rule 419 of Regulation C as promulgated by the U.S. Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended. The offering proceeds and the securities to be issued to investors were required to be deposited in an escrow account. While held in the escrow account, the deposited securities could not be traded or transferred. Except for an amount up to 10% of the deposited funds otherwise releasable under Rule 419, the deposited funds and the deposited securities could not be released until an acquisition meeting certain specified criteria had been consummated and a sufficient number of investors reconfirmed their investment in accordance with the procedures set forth in Rule 419. Pursuant to these procedures, a new prospectus, which described an acquisition candidate and its business and includes audited financial statements, was to be delivered to all investors. The Company would then have been required to return the pro rata portion of the deposited funds to any investor who did not elect to remain an investor. Unless a sufficient number of investors elected to remain investors, all investors would have been entitled to the return of a pro rata portion of the deposited funds (plus interest, if any) and none of the deposited securities would have been issued to investors. In the event an acquisition was not consummated within 18 months of the effective date of the prospectus, the deposited funds would be returned on a pro rata basis to all investors.

The filing was declared to be effective by SEC on June 14, 2006. The Company offered 10,000 shares through this offering and during December 2006, sold 5,000 shares on a self-underwritten basis through a former sole officer and director. The Company placed the entire proceeds of $30,000 in an escrow account and the proceeds were subject to compliance with Rule 419. In December 2007, the Company returned all the funds received from the investors due to the fact that the Company was unable to comply with the requirements of Rule 419; specifically, the Company was unable to complete an acquisition on or before December 14, 2007. The shares issued and held in escrow were returned to treasury.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 7 - SUBSEQUENT EVENTS

In February 2008, the Company issued an aggregate of 4,667 shares of its common stock in a private placement offering to 6 accredited purchasers, at a purchase price of $6.00 per share, for gross proceeds of $28,002. There were no broker commissions paid in connection with the sale of these securities.

On February 4, 2008, the Company’s Board of Directors approved a share dividend to its shareholders that was effected on February 6, 2008 (“Dividend Date”), whereby each issued and outstanding share of the Company’s common stock as of the Dividend Date received 55.5 shares of the Company’s common stock for each share of common stock held by such shareholder on the Dividend Date. No fractional shares were issued and instead were rounded up to the nearest whole share. As a result of the Share Dividend, on February 6, 2008, the Company issued an aggregate of 2,479,027 shares of its restricted, unregistered common stock pro rata to its shareholders as of the Dividend Date.

On February 6, 2008, the Company’s Board of Directors approved the designation of 100,000 shares of the Company’s preferred stock as Series A Preferred Stock, with a stated value of $100 per share. On February 8, 2008, the Company designated the rights and preferences of a class of shares of Series A Preferred Stock authorizing 100,000 shares pursuant to the filing of an amendment to the Company’s Articles of Incorporation with the State of Florida. The Series A Preferred Stock pays annual dividends on any outstanding shares of Series A Preferred Stock in the amount of 10% per annum commencing on the issue date. At the option of the holder, the Company may pay the dividends in whole or in part on a payment in kind (i.e. Series A Preferred Stock) basis at any time, calculated based upon the Stated Value of the Series A Preferred.

In addition, the shares of Series A Preferred Stock are convertible into the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to the adjustments as specified in the Series A Preferred Stock Certificate of Designation. Each share of Series A Preferred Stock is convertible (i) at the option of the holder thereof from the time of issuance so long as such share(s) of Series A Preferred Stock remain outstanding; and (ii) automatically and mandatorily converted into common stock on the earlier of (x) March 1, 2009; (y) ten (10) calendar days following the closing date of a private or public offering of the common stock by the Company which yields gross proceeds to the Company (before any expenses) of not less than $5 million; or (z) at any time, at the option of the Company, provided that the common stock is listed or quoted on a trading market, such as an exchange or other quotation medium, and the average of the daily volume weighted average price of the common stock exceeds $2.00 per share of common stock for ten (10) consecutive trading days.

On February 11, 2008, Dr. TATTOFF® merged with and into the Company pursuant to the Merger Agreement. In accordance with the Merger Agreement, the Company issued 7,946,067 shares of its common stock and 10,940 shares of its Series A Preferred Stock to the former members of Dr. TATTOFF®, representing 76% of the Company’s outstanding common stock and 100% of its outstanding Series A Preferred Stock on a post-Merger basis. In connection with the issuance of the shares of Series A Preferred Stock, the holders of the Series A Preferred Stock also received five-year warrants to purchase an aggregate of 547,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The exercise price of the warrants is subject to adjustment as set forth in the warrant agreement including the requirement that if the Company at any time prior to the expiration of the warrant, subject to certain exceptions, issues any shares or securities convertible into shares of the Company’s common stock to a person other than the warrant holder for a consideration per share less than the exercise price in effect at the time of such issuance, then the exercise price will be immediately reset to such lower price.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

In addition, under the terms of the Merger Agreement, the Company also issued or assumed five-year warrants to certain Dr. TATTOFF members to purchase an aggregate of 632,490 shares of the Company’s common stock, 325,957 of which have an exercise price of $1.25, subject to adjustment, 256,533 of which have an exercise price of $1.00, subject to adjustment and 50,000 of which have an exercise price of $0.80. The warrant exercise price is subject to adjustments for stock splits, stock dividends, mergers, reorganizations and asset sales. Certain of these warrants contain demand and “piggyback” registration rights, as well as cashless exercise provisions.

In connection with the closing of the Merger, Roland Perry, the Company’s sole officer and director, resigned from the positions of principal executive officer, principal financial officer and director. Following Mr. Perry’s resignation as officer and pursuant to the Merger Agreement, James Morel, John Keefe and Ian Kirby were appointed Chief Executive Officer, Chief Financial Officer, and Chief Marketing Officer, respectively, of the Company. Effective February 29, 2008, Mr. Keefe was also appointed Chief Operating Officer. Mr. Morel and Dr. William Kirby became the directors of the Company on March 7, 2008, the effective date of the resignation of Mr. Perry. John J. Klobnak also become a director of the Company and was named Chairman of the Board on March 7, 2008. Subsequently, effective May 1, 2008, Mr. Morel resigned from his position as Chief Executive Officer and the board of directors of the Company appointed Mr. Keefe to serve as the Company’s Chief Executive Officer. The Company and Mr. Morel are currently negotiating the terms of the resignation.

From December 2007 until immediately prior to the Merger, Dr. TATTOFF issued 10% secured convertible promissory notes in an aggregate principal amount of $334,975 (“Convertible Promissory Notes”), with warrants issuable upon conversion or maturity, in accordance with the terms of the Convertible Promissory Note (the “Promissory Note Warrants”). The Convertible Promissory Notes mature six months from the issue date (“Maturity Date”). The holder of a Convertible Promissory Note may, at his or her option, so long as any portion of the Convertible Promissory Note remains outstanding, elect to convert any outstanding and unpaid principal portion of Convertible Promissory Note, and any accrued and unpaid interest into shares of the Company’s common stock at a price of $1.00 per share of common stock, subject to adjustment. In the event the Convertible Promissory Note is converted, in whole or in part, then the holder is also entitled to receive at the time of conversion, a Promissory Note Warrant to purchase one-half share of the Company’s common stock at an exercise price of $1.00 per share, for each share of common stock issued upon conversion of the Convertible Promissory Note. In the event all or a portion of the Convertible Promissory Note remains outstanding on the Maturity Date, then the holder is entitled to receive on such date a Promissory Note Warrant to purchase one share of common stock at an exercise price of $1.00 per share, for each share of common stock which would have been issued had the principal balance and accrued and unpaid interest outstanding on the Maturity Date been converted in accordance with the terms of the Convertible Promissory Note. The exercise price of the Promissory Note Warrants is subject to adjustment as set forth in the warrant agreement including the requirement that if the Company at any time prior to the expiration of the Promissory Note Warrant, subject to certain exceptions, issues any shares or securities convertible into shares of the Company’s common stock to a person other than the warrant holder for a consideration per share less than the exercise price in effect at the time of such issuance, then the exercise price shall be immediately reset to such lower price. The Company assumed the obligations under the Convertible Promissory Notes, including the obligation to issue Promissory Note Warrants at some point in the future, as a result of the Merger with Dr. TATTOFF.

LIFESCIENCES OPPORTUNITIES INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

Effective April 16, 2008, the Board of Directors of the Company elected to change the Company’s fiscal year end from January 31st to December 31st. The report covering the transition period will be filed on a Form 10-Q for the period ended March 31, 2008.

On April 25, 2008, the Company closed its private offering of 12% convertible debentures (“Debentures”) for aggregate gross proceeds of $855,000. In accordance with the terms of the private placement memorandum for the Private Offering, the Company also issued the investors in the Debentures, 855,000 shares (“Additional Shares”) of its common stock. Pursuant to an Amended and Restated Selling Agreement (“Selling Agreement”) by and between the Company and Dawson James Securities, Inc., a licensed broker-dealer (“Dawson James”), the Company paid cash commissions of $85,500 to Dawson James equal to 10% of the gross proceeds raised in the offering. At the closing, the Company issued Dawson James five-year warrants to purchase, at an exercise price of $1.00 per share, shares of common stock equal to 10% of the Additional Shares sold by Dawson James in the offering, or 85,500 shares of common stock (“Broker-Dealer Warrants”).

The maturity date of the Debentures is the earlier of: (i) completion of a public offering (“Public Offering”) of the Company’s common stock resulting in gross proceeds of at least $5,000,000; or (ii) 180 days from April 25, 2008 (the “Debenture Maturity Date”). The Debentures accrue interest at the rate of 12% per annum, which interest is payable in cash on the Debenture Maturity Date. Fifty percent (50%) of the principal amount of the Debentures, including any accrued and unpaid interest, is payable in cash on the Debenture Maturity Date, and the remaining 50% is subject to mandatory conversion into shares of common stock. In addition, fifty percent (50%) of the outstanding and unpaid principal amount of the Debentures will mandatorily convert into common stock on the Debenture Maturity Date at a conversion rate equal to fifty percent (50%) of the purchase price of the common stock in the Public Offering. In the event the Company has not commenced a Public Offering by the Debenture Maturity Date, then the conversion price will be $0.50 per share. In addition, the Company entered into a registration rights agreement with each investor which provides that the Company is required to file a registration statement with the Securities and Exchange Commission registering the Additional Shares and the shares of common stock underlying the Debentures within forty-five (45) days of April 25, 2008 (the “Filing Date”). The agreement provides that if the registration statement has not been filed by the Filing Date or declared effective within ninety (90) days of the Filing Date, the Company is required to pay the investors a two percent (2%) penalty, payable in cash or common stock, at the option of the Company.

In connection with the issuance of the Additional Shares, the Company and each investor entered into a lock-up agreement which provides that the Additional Shares issued to each respective investor are subject to the following lock-up provisions: (i) one-third (1/3) of the Additional Shares will be eligible for resale at the commencement of the Public Offering; (ii) one-third (1/3) of the Additional Shares will be subject to a three-month lock-up period beginning on the date of commencement of the Public Offering; and (iii) one-third (1/3) of the Additional Shares will be subject to a six-month lock-up period beginning on the date of commencement of the Public Offering. As a condition to the closing of the offering, Pacific Holdings Syndicate, LLC, the Company’s majority shareholder, which shareholder is managed and majority owned by executive officers of the Company, Mr. James Morel, Dr. William Kirby and Mr. Ian Kirby, returned an aggregate of 855,000 of its 6,712,500 shares of common stock to the Company for cancellation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifesciences Opportunities Incorporated

Date: May 15, 2008	By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer, Acting Chief Financial Officer and Chief Operating Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Klobnak	Director	May 15, 2008
John J. Klobnak

/s/ James F. Morel	Director	May 15, 2008
James F. Morel

/s/ Dr. William T. Kirby	Director	May 15, 2008
Dr. William T. Kirby