Form 10-Q
period 2008-03-31
DR. TATTOFF, INC.
filed 2008-07-18
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________

COMMISSION FILE NUMBER 000-52836

DR. TATTOFF, INC.
(Exact name of registrant as specified in its charter)

Florida	20-0594204
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8500 Wilshire Boulevard, Suite 105, Beverly Hills, California	90211
(Address of Principal Executive Office)	(Zip Code)

(310) 659-5101
(Registrant’s telephone number, including area code)

____________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐
Non-accelerated filer ☐     Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the issuer’s common stock outstanding as of July 10, 2008 was 10,469,761.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
CONDENSED BALANCE SHEETS

Item 1.  Financial Statements

	March 31, 2008
	(Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS

Prepaid expenses	$83,971	$19,187
Other current assets	4,412	15,227
	88,383	34,414

PROPERTY AND EQUIPMENT, net	317,217	335,384
OTHER ASSETS	69,123	41,673

Total assets	$474,723	$411,471

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$639,298	$498,822
Bank overdraft	29,153	8,917
Accrued and other liabilities	208,073	186,861
Notes payable	720,764	363,934
Related party loans and notes payable	106,855	64,000
Accrued compensation	227,214	140,217
Capital lease obligations, current	92,489	90,351
	2,023,846	1,353,102
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	124,057	153,878

Total liabilities	2,147,903	1,506,980

SHAREHOLDERS’ DEFICIT
Series A Preferred stock, $100 stated value, 100,000 shares authorized, 10,940 issued and outstanding (1)	1,094,000	1,094,000
Common stock, $.0001 par value , 80,000,000 authorized, 10,469,761 and 7,946,067 issued and outstanding at March 31, 2008 and December 31, 2007, respectively (1)	1,047	795
Paid in capital	113,378	150,473
Accumulated deficit	(2,881,604)	(2,340,777)
Total shareholders’ deficit	(1,673,179)	(1,095,509)
Total liabilities and shareholders’ deficit	$474,723	$411,471

(1) The December 31, 2007 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common and preferred shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

REVENUES	$299,194	$226,482

OPERATING COSTS AND EXPENSES
Management service expenses	229,384	138,364
General and administrative expenses	535,889	61,112
Marketing and advertising	32,788	132,299
Depreciation and amortization	19,900	18,114

OPERATING LOSS	(518,767)	(123,407)

NET INTEREST EXPENSE	22,060	9,593

LOSS BEFORE INCOME TAXES	$(540,827)	$(133,000)

INCOME TAXES	-	-

NET LOSS	$(540,827)	$(133,000)

NET LOSS PER SHARE
BASIC and DILUTED	$(0.06)	$(0.02)

WEIGHTED AVERAGE SHARES (2)
BASIC and DILUTED	9,074,875	7,512,221

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common and preferred shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 1.

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

							Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

BALANCE–December 31, 2007 (1)	10,940	$1,094,000	7,946,067	$795	$150,473	$(2,340,777)	$(1,095,509)

Fair value of warrants issued	−	−	−	−	32,962	−	32,962

Post-closing PPM expenses					(13,628)		(13,628)

Stock issued upon merger with Lifesciences	−	−	2,523,694	252	(56,429)	−	(56,177)

Net loss	−	−	−	−	−	(540,827)	(540,827)

BALANCE – March 31, 2008	10,940	$1,094,000	10,469,761	$1,047	$113,378	$(2,881,604)	$(1,673,179)

(1) The December 31, 2007 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common and preferred shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2008		March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(540,827)	$(133,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		19,900	18,114
Fair value of warrants issued as compensation		24,762	−
Changes in operating assets and liabilities:
Related party receivable		−	37,665
Prepaid expenses and other assets		(3,412)	937
Accounts payable		124,311	(17,494)
Related party payable		4,479	1,087
Accrued and other liabilities		94,552	31,106
Net cash used in operating activities		(276,235)	(61,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(1,733)	(29,190)
Deferred financing cost and other assets		(19,250)	−
Net cash used in investing activities		(20,983)	(29,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in Lifesciences merger		12,020	–
Bank overdraft		20,236	–
Principal payments on capital lease financing		(27,683)	(17,123)
Proceeds from bridge financing		299,975	−
Principal payments on notes payable		(7,330)	(7,818)
Proceeds from related party notes payable		−	150,000
Net cash provided by financing activities		297,218	125,059

Net increase in cash		−	34,284

Cash– beginning of period		–	761

Cash– end of period	$	−	$35,045

SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid during the period for:
Interest		$7,687	$8,646

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Note issued to finance insurance policies		$64,185	$–
Fair value of warrants issued to broker dealer		$8,200	$–
Common stock issued upon merger with Lifesciences		$252	$–
Net liabilities assumed in Lifesciences merger		$56,177	$–
Conversion of related party loans into equity		$–	$137,335
Conversion of equity into related party loans		$–	$150,000

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Unless the context specifies otherwise, the “Company” refers to the business of DRTATTOFF, LLC (“Dr. TATTOFF®”) which merged on February 11, 2008 (the “Merger”) with and into Lifesciences Opportunities Incorporated, a Florida corporation, now known as Dr. Tattoff, Inc. (“Lifesciences”) and of the combined company thereafter. In addition, unless the context specifies otherwise, references to “shareholder(s)” or “shares of Common Stock” refer to ownership of shares of the combined company following the Merger and “members” and “units of membership interests of Dr. TATTOFF®” prior to the Merger.

Organization and Merger

DRTATTOFF®, a California limited liability company, was formed in 2004 to provide marketing and practice management services to licensed physicians who perform primarily laser tattoo removal services. The Company currently operates under a management services agreement with a contracting physician whereby it provides management, administrative, marketing and support services, insurance, equipment and the clinical site and the contracting physician’s medical personnel provide laser tattoo removal services.

On September 7, 2007, Dr. TATTOFF® entered into an Agreement and Plan of Merger, as amended on October 5, 2007 and February 1, 2008 (“Merger Agreement”) with Lifesciences. The Merger was completed on February 11, 2008.

Lifesciences was incorporated under the laws of the State of Florida on January 12, 2004, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lifesciences had no operations up until the Merger with the Company, other than issuing shares of its common stock to its original shareholders and conducting a private offering of shares of its common stock in January and February 2008.

In accordance with the Merger Agreement, an aggregate of 7,946,067 outstanding units of membership interests of Dr. TATTOFF® (“Units”), representing 88.3% of the total Units outstanding, were converted into the right to receive one validly issued, fully paid and non-assessable share of Lifesciences’ common stock, par value $.0001 (“Common Stock”) on a one-for-one basis. In addition, an aggregate of 1,052,500 Units, representing 11.7% of the total Units outstanding, were converted into the right to receive validly issued, fully paid and non-assessable shares of Series A convertible preferred stock (“Series A Preferred Stock”).

As a result, at the closing of the Merger, Lifesciences issued an aggregate of 7,946,067 shares of its Common Stock and 10,940 shares of its Series A Preferred Stock to the members of Dr. TATTOFF®, representing 76% of the Company’s outstanding Common Stock and 100% of the outstanding Series A Preferred Stock on a post-Merger basis. For financial reporting purposes, the Merger between Dr. TATTOFF® and Lifesciences was treated as a reverse merger with Dr. TATTOFF® being the “accounting acquirer” and, accordingly, it assumed Lifesciences’ reporting obligations with the Securities and Exchange Commission (“SEC”). On May 19, 2008, the Company filed Articles of Amendment to its Articles of Incorporations changing its legal corporate name from Lifesciences Opportunities Incorporated to Dr. Tattoff, Inc.

2. BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Merger Accounting

Since former Dr. TATTOFF® security holders owned, after the Merger, approximately 76% of the combined company’s shares of Common Stock, and as a result of certain other factors, including that all members of the executive management of the combined company are from Dr. TATTOFF®, Dr. TATTOFF® is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse merger and a recapitalization in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements reflect the historical results of Dr. TATTOFF® prior to the Merger and that of the combined company following the Merger, and do not include the historical financial results of Lifesciences prior to the completion of the Merger. Membership Units and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

2. BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In conjunction with the Merger, the Company received cash of $12,020 and assumed $68,197 of current liabilities comprised of accounts payable totaling $16,164, accrued expenses of $13,657, and loans from shareholders totaling $38,376.

Financial Statements

The accompanying unaudited condensed financial statements primarily reflect the financial position, results of operations and cash flows of Dr. TATTOFF® (as discussed above). These financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a bank overdraft balance of $29,153, working capital deficit of $1,961,662, an accumulated deficit of approximately $2,880,000 at March 31, 2008, recurring losses from operations and negative cash flow from operating activities of $235,778 for the three months ended March 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2007 and the first quarter of 2008, the Company raised funds through the issuance of convertible promissory notes to investors and through a private placement of the Company’s securities (converted to shares of Series A Preferred Stock – see Note 11) to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all. See Subsequent Events in Note 13.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturity of three months or less to be cash equivalents. As of the balance sheet dates, the Company had no cash equivalents.

Fair Value of Financial Instruments

Cash, accounts payable and accrued expenses are stated at their respective carrying values, which approximate their fair values primarily because of the short maturities of these instruments. The fair value of related party notes and loans payable are not determinable due to their related-party nature. The capital lease obligations bear interest at rates representative of current market rates and therefore the recorded amounts approximate their fair values.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Through March 31, 2008, there have been no such losses.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives. The Company uses the following estimated useful lives for computing depreciation expense: furniture and fixtures, 7 years; medical equipment, 7 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less. The Company expenses repair and maintenance costs as incurred. Assets recorded under capitalized leases are amortized to expense over the life of the leased asset or the lease term.

Revenue Recognition

The Company’s revenues are derived from management services provided to a contracting physician. The Company provides non-medical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the Management Services Agreement – See Note 10) with no upfront fees paid by the contracting physician. Under the management service agreement with the contracting physician, there is no right to refund or rejection of services. The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Management services fees are paid by the contracting physician to the Company on a bi-weekly basis as earned, which is when the Company has substantially performed management services pursuant to the terms of the management service agreement with the contracting physician.

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended March 31, 2008 and 2007, advertising expense was $61,172 and $92,679, respectively.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 as required.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, the Company had no increase to the liability for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no tax related interest or penalties since the adoption of FIN 48.

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company made no provision for income taxes in the three months ended March 31, 2008 due to net losses incurred. The Company has determined that due to the continuing operating losses as well as the uncertainty of the timing of profitability in future periods, it should fully reserve the deferred tax assets. As of March 31, 2008, the Company’s deferred tax assets continued to be fully reserved. The Company will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of the deferred tax assets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include those related to the realization of long-lived assets and those related to the valuation of the warrants issued.

Business Segments

The Company currently operates in one segment, that being management of laser-based tattoo and hair removal, and laser-based skin care services clinics. The Company’s operations are based in the geographic region of Southern California.

Reclassifications

The Company has reclassified prior-year operating costs and expenses as presented in the Company’s interim financial statements for the six months ended June 30, 2007 included in Lifesciences Form SB-2 Post Effective Amendment No. 1 filed on October 30, 2007 and for the nine months ended September 30, 2007 included in Lifesciences Form 8-K filed on February 11, 2008 to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

3. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2008	December 31, 2007

Prepaid insurance	$83,971	$18,599
Prepaid other	-	588

	$83,971	$19,187

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2008	December 31, 2007

Supplies	$920	$920
Employee advances	3,492	2,292
Due from Will Kirby, D.O., Inc.	-	12,015

	$4,412	$15,227

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2008	December 31, 2007

Equipment	$380,459	$380,461
Furniture and fixtures	42,642	40,907
Leasehold improvements	61,886	61,886
	484,987	483,254
Less: Accumulated depreciation	(167,770)	(147,870)

Property and equipment, net	$317,217	$335,384

Depreciation expense was $19,900 and $18,114 for the three months ended March 31, 2008 and 2007, respectively.

Assets under capital leases are comprised of equipment purchases aggregating $345,558 as of March 31, 2008 and December 31, 2007.

Depreciation expense recorded for the assets under capital leases amounted to $13,224 and $13,224 for the three months ended March 31, 2008 and 2007, respectively.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

6. OTHER ASSETS

Other assets consist of the following:

	March 31, 2008	December 31, 2007

Deferred financing costs	$47,431	$5,718
Security deposits	19,692	33,955
Other	2,000	2,000

	$69,123	$41,673

7. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following:

	March 31, 2008	December 31, 2007

Accrued salaries	$31,216	$41,085
Accrued expenses	65,657	80,000
Accrued vacation	29,050	25,541
Accrued interest	31,938	17,565
Payroll liabilities	–	2,757
Investment banking fees payable	39,498	10,000
Deferred rent	10,714	9,913

	$208,073	$186,861

8. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2008	December 31, 2007

Financed insurance premiums	$70,789	$13,934
Convertible promissory notes	649,975	350,000

	$720,764	$363,934

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

8. NOTES PAYABLE (continued)

Financed insurance premiums

The financed insurance agreements, covering annual malpractice insurance, public company directors and officers insurance, and two years for the Company’s directors and officers tail coverage, all mature between September and November of 2008 and carry interest rates of 13%, 6.51%, and 6.51%, respectively. Their combined balance as of March 31, 2008 and December 31, 2007 was $70,789 and $13,934, respectively.

Convertible promissory notes

In June and July 2007, the Company issued two unsecured convertible promissory notes to two investors in the amount of $150,000 each. The July 2007 note matures at the earlier of (i) 180 days following the date of issuance, or (ii) two days after the effective date of the Company’s Merger with Lifesciences (See Note 1) unless the noteholder elects to convert his note. The note bears interest at 10% per annum and is convertible into the Company’s shares at a price of $1.25 per share. The June 2007 note matured on December 12, 2007, and the Company was in default on the note. The note had an outstanding balance of $161,918 and $158,178, including accrued interest, as of March 31, 2008 and December 31, 2007, respectively. On March 3, 2008, the holder of the June 2007 note agreed to extend the time for repayment of the note until April 3, 2008, provided that the Company execute a Confession of Judgment in favor of the noteholder and agree to pay the noteholder’s attorney’s fees of $5,000. On April 10, 2008, the note was repaid in full in the amount of $167,654, including interest and $5,000 in attorney’s fees. The July 2007 note matured in January 2008 and the Company is currently in default on the note. The Company is attempting to negotiate with the noteholder for a revised repayment schedule. The balance of the July 2007 note, including accrued interest, was $160,479 and $156,740 as of March 31, 2008 and December 31, 2007, respectively. As additional consideration for the investors purchasing the notes, the Company issued the noteholders five-year warrants to purchase an aggregate of 164,966 shares of the Company’s Common Stock at an exercise price of $1.25 per share. The relative fair values of the warrants at the time of grants, determined by management to be $54,090 in the aggregate, were recorded as a debt discount and were amortized over the term of the note. Additionally, the Company issued 15,000 warrants to a licensed broker-dealer in connection with the July 2007 note. The warrants contain cashless exercise provisions which are settled in shares and piggy-back registration rights. The fair value of the broker-dealer warrants at the time of grant, determined by management to be $4,918 in the aggregate, was recorded as a deferred financing cost and was amortized over the term of the note.

In December 2007, the Company issued one secured convertible promissory note to an investor in the amount of $50,000. In January and February 2008, the Company issued 12 secured convertible promissory notes to 12 individual investors in varying amounts aggregating to $299,975. In connection with the sale of the convertible promissory notes, a director and former officer of the Company pledged 16.71% of his 38.19% interest in Pacific Holdings Syndicate, LLC, the Company’s majority shareholder, as collateral for the timely repayment of the obligations under the convertible promissory notes.

The convertible promissory notes issued from December 2007 through February 2008 mature at the earlier of (i) six months from the date of issuance, or (ii) five business days from the date of closing by the Company of equity financing in the aggregate of not less than $5.0 million unless the noteholders elect to convert their notes prior to maturity. All of the convertible promissory notes bear interest at 10% per annum and are convertible into the Company’s Common Stock at a price of $1.00 per share. The Company and the noteholders are currently in negotiations for the extension of the maturity date of these notes. The December 2007 through February 2008 noteholders are entitled to receive either (i) at the time of conversion of the note, a warrant to purchase one-half of a share of Common Stock at an exercise price of $1.00 per share, subject to adjustment, for each share of Common Stock issued upon conversion of the note, or (ii) at maturity, a warrant to purchase one (1) share of Common Stock at an exercise price of $1.00 per share, subject to adjustment, for each share of Common Stock which would have been issued had the principal balance and accrued and unpaid interest outstanding been converted on the maturity date. In connection with the December 2007 through February 2008 transactions, the Company issued an additional 34,998 five-year warrants to a licensed broker-dealer, with an exercise price of $1.00 per share. The warrants contain cashless exercise provisions which are settled in shares and piggy-back registration rights. The fair value of the broker-dealer warrants at the time of grant, determined by management to be $7,700 in the aggregate, was recorded as a deferred financing cost and is being amortized over the term of the notes. A total of $3,850 was amortized for the warrants for the three months ended March 31, 2008.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

8. NOTES PAYABLE (continued)

Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: expected life of five years; risk free interest rate of 3.9%; volatility of 70% and expected dividend yield of zero.

The principal balance and accrued interest due on the 15 convertible promissory notes was $678,118 and $364,918 as of March 31, 2008 and December 31, 2007, respectively.

9. ACCRUED COMPENSATION

On August 6, 2005, the Company entered into a verbal compensation agreement with a former key executive. The agreement provides for certain minimum compensation to be paid to the former executive not to exceed $10,000 per month. The compensation was due and payable for each month starting in August 2005 and ending in March 2007 but payment has been deferred by the former key executive. The balance related to the deferral of payment under the terms of this agreement was $69,311 at March 31, 2008 and December 31, 2007.

Seven current employees and one former employee also agreed to defer portions of their salaries during the quarter ended December 31, 2007 and the quarter ended March 31, 2008. Total deferred compensation from these employees as of March 31, 2008 and December 31, 2007 was $157,903 and $70,906, respectively. Total deferred compensation from all employees as of March 31, 2008 and December 31, 2007 was $227,214 and $140,217, respectively and was recorded as accrued compensation in the accompanying condensed financial statements.

10. RELATED PARTY TRANSACTIONS

Management Agreement

William Kirby, D.O., individually as a physician, and Dr. TATTOFF® entered into a management services agreement on August 31, 2004, which was superseded by the management services agreement dated December 20, 2005 (“Management Agreement”). Pursuant to the terms of the Management Agreement, the Company provides technical, management, administrative, marketing and support services and equipment to the sites where Dr. Kirby provides or supervises tattoo removal services. The Management Agreement currently covers all three laser centers operated by the Company. The initial term of the Management Agreement was one year and renewed automatically for successive one-year terms unless either party notified the other party in writing, not less than ninety days prior to the end of the then current term, of its intention not to renew the Management Agreement. The Management Agreement also provides for certain other termination events as set forth in the agreement. The Management Agreement was amended in August 2007, such that the term of the agreement is for five (5) years commencing on August 31, 2004 and ending on August 30, 2009. The August 2007 amendment increased the amount that Dr. Kirby is required to pay the Company for management services to 65% of the gross revenues of Dr. Kirby in 2004 and 2005, and 60% in 2006 through 2009. A second amendment to the Management Agreement was entered into effective December 31, 2007, which substitutes William Kirby, D.O., Inc., a medical corporation owned by Dr. Kirby (“Kirby Inc.”), as a party to the Management Agreement in the place of Dr. Kirby as an individual. The amendment also changed the management fee to 50% of gross revenues of Kirby Inc. for the period from January 1, 2007 to December 31, 2007 and 60% of gross revenues of Kirby Inc. for the period from January 1, 2008 to August 30, 2009, as well as modified the provision applicable to costs for “Advertising Services” (as that term is defined in the Management Agreement) such that the Company is responsible for paying all costs in excess of 15% of Kirby Inc.’s gross revenues out of the management fee that it collects from Kirby Inc. effective January 1, 2008 through the termination of the Agreement on August 30, 2009.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

10. RELATED PARTY TRANSACTIONS (continued)

Related Party Notes and Loans Payable

Related party notes payable consist of the following:

	March 31, 2008	December 31, 2007
Notes payable to related parties, originated on November 15, 2007, due December 1, 2008, interest at 10% per annum	$64,000	$64,000
Loans from Lifesciences shareholders	38,376	-
Loans payable to Will Kirby, D.O., Inc.	4,479	-

Totals	$106,855	$64,000

Notes payable to related parties

On November 15, 2007, the Company issued unsecured promissory notes to four members of the Company’s management (related parties, one of whom was initially an investor at the time of the November 2007 issuance but was subsequently appointed a director and Chairman of the board of directors of the Company on March 7, 2008), in the aggregate principal amount of $64,000. These notes matured on December 1, 2007 and had a stated interest rate of 8% per annum and a default interest rate of 18% per annum. The Company failed to repay the notes, triggering an event of default under the provisions of the notes and on December 20, 2007, all holders agreed to extend the maturity date of the notes to the earlier of (a) an additional six (6) months from December 1, 2007 or (b) five (5) business days from the date a registration statement registering the securities of the Company, or its successor entity in the event of a merger or other business combination, for public sale is declared effective by the SEC. In addition, each noteholder waived any and all past defaults, late charges (including default interest rates) and penalties under the notes in their entirety. On May 30, 2008, the noteholders agreed to further extend the notes to the earlier of: (a) December 1, 2008, or (b) sixty (60) calendar days from the date a registration statement registering the securities of the Company for public sale is declared effective by the SEC. In addition, the May 2008 amendment increased the applicable interest rate to 10% per annum beginning June 1, 2008

Loans from Lifesciences shareholders

The loans from Lifesciences’ shareholders were made at various times and various amounts during the period from June 2006 through October 2007. The loans are interest free so interest has been imputed in accordance with the provisions of Accounting Principles Board Opinion No. 21 at an average rate of 4.02%.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

10. RELATED PARTY TRANSACTIONS (continued)

Loans payable to Will Kirby, D.O., Inc.

The loans payable to Will Kirby, D.O., Inc. reflect amounts resulting from the December 31, 2007 amendment to the Management Agreement.

Other financing transactions with related parties

August 2006 Note

In August 2006, the Company issued an unsecured promissory note in the principal amount of $50,000 to a managing member. The note was due and payable on March 31, 2008, accrued interest at a rate of 7% per annum, and was subsequently converted into shares of Common Stock on December 20, 2007 as more fully described below.

February and March 2007 Notes

In February and March 2007, the Company issued five unsecured promissory notes to three members of its management, in the aggregate principal amount of $300,000. Two of the notes, aggregating $62,000 in principal amount, were due and payable on March 31, 2008 and accrued interest at an annual rate of 7%. The remaining three notes, aggregating $238,000 in principal amount, were due and payable nine months from the date of issuance and accrued interest at an annual rate of 5%. As additional consideration for the issuance of the five notes, the Company issued the three members of management a five percent (5%) equity position in the Company at the time of issuance, for which the management members received an aggregate of 374,175 shares of Common Stock.

The relative fair value of the equity issued at the time of grant, which was determined by management to be $123,529, was recorded as a debt discount, and were amortized to interest expense over the term of the notes. Management estimated the fair value of the Company at the time of the issuance to be approximately $4.2 million based upon a recent sale of equity in the Company.

July 2007 Note

In July 2007, the Company issued an unsecured promissory note in the principal amount of $75,000 to an existing shareholder, who is now an officer of the Company. As additional consideration for the purchase of the note, the Company issued the noteholder five-year warrants to purchase 41,241 shares of Common Stock at an exercise price of $1.25 per share, which gives effect to the 75:1 Unit split (See Unit Split below in Note 11). The July 2007 note matured at the earlier of (i) 180 days from the date of issuance, or (ii) two days after the effective date of the Company’s Merger with Lifesciences (See Note 1) unless the noteholder elected to convert his note. The note accrued interest at the rate of 10% per annum and was convertible into the Company’s Units at a price of $1.25 per Unit.

The relative fair value of the warrant at the time of grant, determined by management to be $13,522, was recorded as a debt discount and was amortized over the term of the note. Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: expected life of five years, risk free interest rate of 3.9%, volatility of 70% and expected dividend yield of zero.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

10. RELATED PARTY TRANSACTIONS (continued)

Note Conversions

On December 20, 2007, the holders of the August 2006, February and March 2007 and July 2007 notes described above each agreed to convert the principal and accrued interest on the notes into an aggregate of 446,067 shares of the Company’s Common Stock on a one-to-one basis, including accrued interest. As additional consideration for the agreement to convert the notes into equity prior to the Merger, the Company issued the noteholders five-year warrants to purchase an aggregate of 223,035 shares of Common Stock at the price of $1.25 per share, which was subsequently reduced to $1.00 per share in accordance with certain provisions in the warrant agreement that were triggered by the Company’s issuance of convertible debt with a conversion price of $1.00 per share on December 28, 2007. The Company recorded $123,664 in interest expense for the fair value of the warrants issued as a result of the conversion inducements.

11. SHAREHOLDERS’ EQUITY (DEFICIT)

As a result of the Merger on February 11, 2008, the Company had 10,469,761 shares of Common Stock outstanding, 10,940 shares of Series A Preferred Stock outstanding, and 1,180,990 in five-year warrants outstanding for the purchase of Common Stock at prices ranging from $.80 to $1.25 per share.

During February 2008, the former interim Chief Financial Officer of the Company was issued five-year warrants to purchase 50,000 shares of Common Stock at a price of $.80 per share in accordance with the terms of an Employment Letter of Understanding, effective June 16, 2007. The Company has estimated the value of the warrants granted as $24,762 which was charged to incentive compensation during the three months ended March 31, 2008.

Unit Split

In October 2007, the Company declared a seventy-five-for-one (75:1) forward split of its outstanding Units (“Unit Split”), for presently issued and outstanding Units as of August 1, 2007. As a result of the Unit Split, the Company had 7,500,000 Units (shares of Common Stock post-merger) issued and outstanding.

Financings

From September through October of 2007, the Company issued an aggregate of 1,052,500 units at a price of $1.00 per unit to investors in a private placement. Each unit consisted of one share of Common Stock of the Company and a five-year warrant to purchase one-half of a share of Common Stock at an exercise price of $1.25 per share (warrants to purchase 526,250 shares, in the aggregate). The Company received net proceeds of $947,250 from the sale before deduction for offering expenses of $261,892. In connection with the private placement, the Company paid the placement agent a commission of ten percent (10%) of the gross proceeds from the sale of the units sold by the placement agent. In addition, the placement agent, or its assignees, received five-year warrants to purchase an aggregate of 104,750 shares of Common Stock equal to approximately ten percent (10%) of the gross proceeds from the sale of the shares sold by the placement agent, at an exercise price of $1.25 per share. The placement agent warrants contain cashless exercise provisions which are settled in shares as well as provide for piggy-back registration rights.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

11. SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

As a result of the Merger, the shares described above, including accrued dividends at a rate of 10% per annum which the Company elected to pay for the number of days from the initial investment date until the date of the Merger, were ultimately converted on February 11, 2008 into 10,940 shares of the Company’s Series A Preferred Stock with a stated value of $100 per share, based on the value of $1.00 per share plus accrued interest. As additional consideration for the conversion to Series A Preferred Stock and the cancellation of the five-year warrants initially issued to the investors, the Company issued the holders of the shares of Series A Preferred Stock five-year warrants to purchase an aggregate of 547,000 shares of Common Stock at an exercise price of $1.00 per share.

Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock (a) at the option of the holder as long as such shares remain outstanding, and (b) automatically at the earlier of (i) March 1, 2009, (ii) ten calendar days following the closing of a private or public offering of the Company’s Common Stock with gross proceeds before expenses of not less than $5 million, or (iii) at any time, at the option of the Company, provided the Company’s Common Stock trades at an average price greater than $2.00 per share for ten consecutive trading days. The total number of outstanding shares of Series A Preferred Stock as of March 31, 2008 is 10,940 shares.

The Company is required to register the shares of Common Stock underlying both the shares of Series A Preferred Stock and the warrants issued to the holders of the Series A Preferred Stock within 45 days of completion of the Merger. As of July 10, 2008, the required registration statement had not been filed, however, the Company is currently in the process of preparing the registration statement.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space and certain office equipment under noncancelable operating lease agreements. Occupancy lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years. As of March 31, 2008, the approximate aggregate minimum future payments required on the operating leases are as follows:

2008	$142,765
2009	158,444
2010	107,358
2011	24,207
2012	-

$432,774

Rent expense for the quarters ended March 31, 2008 and 2007 was $85,128 and $42,699, respectively. Rent expense for the quarter ended March 31, 2008 includes $42,762 for corporate office space rent under a sublease agreement, which has expired.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (continued)

Capital Lease Obligations

As of March 31, 2008, the future minimum capital lease payments are as follows:

2008	$77,417
2009	109,888
2010	49,166
2011	7,043
2012	–
Total minimum lease payments	243,514
Less amount representing interest	26,968
Present value of minimum lease payments	216,546
Less current installments	92,489

Long-term obligations as of March 31, 2008	$124,057

Guarantees

Dr. William Kirby, the Company’s director and Medical Director, personally guaranteed certain of the Company’s lease obligations. These obligations include the three real estate leases associated with the laser clinics the Company operates in Irvine, Encino and Beverly Hills, California. Dr. Kirby has also guaranteed certain of the Company’s equipment leases.

Rescission Offer

In October 2007, the Company’s management became aware that some of the information contained in its private placement memorandum dated August 13, 2007 (“Original Memorandum”) was inaccurate and that as a result, the Units purchased by 18 investors in September 2007 pursuant to the Original Memorandum (“Initial Units”), and the warrants attached to the Initial Units (“Initial Warrants”) were possibly subject to rescission. As a result, the Company conducted a rescission offer in November and December 2007 to the 18 holders of the Initial Units and attached Initial Warrants, and offered to repurchase the Initial Units and Initial Warrants from the holders for the original purchase price of $1.00 per Unit, plus statutory interest. To exercise the right of rescission, a holder was required to advise the Company of his or her intent to rescind within 30 days of receipt of the rescission offer from the Company. Acceptances or rejections of the offer could be revoked until the Expiration Date. The “Expiration Date” was defined in the Rescission Offering Memorandum (“Rescission Memorandum”) as December 21, 2007 or thirty days from the holder’s receipt of the Rescission Memorandum, whichever was later. Accordingly, although 14 of the 18 holders had rejected the Company’s rescission offer prior to December 31, 2007, each holder still had the right to revoke such rejection until the Expiration Date. Subsequent to December 31, 2007, all 18 rescission offers expired by the end of the second quarter of 2008 eliminating the contingency related to the possible rescission by these investors.

Management has concluded, based on the advice of legal counsel, that a liability resulting from a rescission contingency is remote and therefore has not recorded a liability for potential rescissions as of December 31, 2007 or March 31, 2008.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

13. OTHER SUBSEQUENT EVENTS

Financings

On April 25, 2008, the Company closed its private offering of 12% convertible debentures (“Debentures”) for aggregate gross proceeds of $855,000. In accordance with the terms of the private placement memorandum for the offering, the Company also issued the investors in the Debentures, an aggregate of 855,000 shares (“Additional Shares”) of its Common Stock. Pursuant to an Amended and Restated Selling Agreement (“Selling Agreement”) by and between the Company and a licensed broker-dealer, the Company paid cash commissions of $85,500 to the broker-dealer equal to 10% of the gross proceeds raised in the offering. At the closing, the Company issued the broker-dealer five-year warrants to purchase, at an exercise price of $1.00 per share, shares of Common Stock equal to 10% of the Additional Shares sold by the broker-dealer in the offering, or 85,500 shares of Common Stock (“Broker-Dealer Warrants”).

The maturity date of the Debentures is the earlier of: (i) the completion of a public offering (“Public Offering”) of the Company’s Common Stock resulting in gross proceeds of at least $5,000,000; or (ii) 180 days from April 25, 2008 (the “Debenture Maturity Date”). The Debentures accrue interest at the rate of 12% per annum, which interest is payable in cash on the Debenture Maturity Date. Fifty percent (50%) of the aggregate principal amount of the Debentures, including any accrued and unpaid interest, is payable in cash on the Debenture Maturity Date, and the remaining 50% is subject to mandatory conversion into shares of Common Stock. In addition, fifty percent (50%) of the outstanding and unpaid principal amount of the Debentures will mandatorily convert into Common Stock on the Debenture Maturity Date at a conversion rate equal to fifty percent (50%) of the purchase price of the Common Stock in the Public Offering. In the event the Company has not commenced a Public Offering by the Debenture Maturity Date, then the conversion price will be $0.50 per share. In addition, the Company entered into a registration rights agreement with each investor which provides that the Company is required to file a registration statement with the SEC registering the Additional Shares and the shares of Common Stock underlying the Debentures within forty-five (45) days of April 25, 2008 (the “Filing Date”). The agreement provides that if the registration statement has not been filed by the Filing Date or declared effective within ninety (90) days of the Filing Date, the Company is required to pay the investors a two percent (2%) penalty, payable in cash or Common Stock, at the option of the Company. The Filing Date was June 9, 2008 and as of June 20, 2008, the registration statement had not been filed and the penalty had not been paid or waived by the investors.

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

On May 19, 2008, the Company filed Articles of Amendment to its Articles of Incorporation changing its legal corporate name from Lifesciences Opportunities Incorporated to Dr. Tattoff, Inc.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Unless the context specifies otherwise, the “Company”, “we,” “us” and “our” refers to the business of DRTATTOFF, LLC (“Dr. TATTOFF®”) which merged on February 11, 2008 (the “Merger”) with and into Lifesciences Opportunities Incorporated, a Florida corporation, now known as Dr. Tattoff, Inc. (“Lifesciences”) and of the combined company thereafter. In addition, unless the context specifies otherwise, references to “shareholder(s)” or “shares of Common Stock” refer to ownership of shares of the combined company following the Merger and “members” and “units of membership interests of Dr. TATTOFF®” prior to the Merger.

The following discussion and analysis presents a review of the operating results of the Company for the three months ended March 31, 2008 and March 31, 2007, and the financial condition of the Company at March 31, 2008 and December 31, 2007. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein.

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Factors that could affect our assumptions and predictions include, but are not limited to, the risk that:

•	losses would have a material adverse effect on our financial condition and operating results;

•	our growth strategy may not be successful;

•	the geographical concentration of our business in California makes it highly susceptible to local economic and business conditions;

•	the effects of adverse general economic conditions within the United States;

•	competition could adversely affect our profitability and growth;

•	our limited access to cash and present lack of liquidity; and

•	other factors described under “Risk Factors” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

Overview

Organization and Merger

Dr. TATTOFF® was organized in August 2004 as a California limited liability company to provide marketing and practice management services to licensed physicians who perform primarily laser tattoo removal services. We currently operate under a management services agreement with a contracting physician where we provide management, administrative, marketing and support services, insurance, equipment and the clinical site and the contracting physician’s medical personnel provide laser tattoo removal services.

On September 7, 2007, Dr. TATTOFF® entered into an Agreement and Plan of Merger, as amended on October 5, 2007 and February 1, 2008 (“Merger Agreement”) with Lifesciences. The Merger was completed on February 11, 2008.

Lifesciences was incorporated under the laws of the State of Florida on January 12, 2004, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lifesciences had no operations until the Merger with Dr. TATTOFF®, other than issuing shares of its common stock to its original shareholders and conducting a private offering of shares of its common stock in January and February 2008.

In accordance with the Merger Agreement, an aggregate of 7,946,067 outstanding units of membership interests of Dr. TATTOFF® (“Units”), representing 88.3% of the total Units outstanding, were converted into the right to receive one validly issued, fully paid and non-assessable share of Lifesciences’ common stock, par value $.0001 (“Common Stock”) on a one-for-one basis. In addition, an aggregate of 1,052,500 Units, representing 11.7% of the total Units outstanding, were converted into the right to receive validly issued, fully paid and non-assessable shares of Series A convertible preferred stock (“Series A Preferred Stock”).

As a result, at the closing of the Merger, we issued an aggregate of 7,946,067 shares of our Common Stock and 10,940 shares of our Series A Preferred Stock to the members of Dr. TATTOFF®, representing 76% of our outstanding Common Stock and 100% of our outstanding Series A Preferred Stock on a post-Merger basis. On May 19, 2008, we changed the Company’s legal corporate name from Lifesciences Opportunities Incorporated to Dr. Tattoff, Inc.

Our Business

We currently operate three clinics in Southern California. We opened our first clinic in Beverly Hills in July 2004, a second clinic in Irvine in June 2005, and a third clinic in Encino in March 2006. Laser tattoo removal is performed using a Medlitec6 laser by trained nurses under the supervision of a licensed physician for quality control throughout the treatment. The physician’s practice, for which we provide management services, has performed over 15,000 laser tattoo removal treatments in our clinics in Southern California since 2004. Development of clinical sites and management of laser tattoo removal clinics is our core business and currently all of our revenues are derived from the fees collected under our management agreement.

Our management services fee is based on a percentage of the contracting physician’s gross revenues, whose revenues are primarily a function of the size and characteristics of the tattoo that is to be removed. Our tattoo removal clinics have a relatively high degree of operating leverage due to the fact that many of the costs are fixed in nature. As a result, the contracting physician’s procedure volume can have a significant impact on our level of profitability since we operate under a fixed percentage of gross revenues arrangement.

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

We intend to open a number of similar laser tattoo clinics across the country over the next several years assuming that: the availability of capital exists; we can retain a highly skilled management team; and our business model is shown to be successful in varying markets. To our knowledge, there is currently no nationally branded provider of such services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.

We require substantial capital to fund our business operations and will continue to seek substantial amounts of capital to effectuate our business plan. We have experienced significant negative cash flow from operations to date, and we expect to continue to experience significant negative cash flow in the future. Our inability to generate sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition. If we are not able to raise additional funds, we will be forced to significantly curtail or cease our operations. See “Liquidity and Capital Resources” below for additional information.

Results of Operations

As a result of the treatment of the Merger as a “reverse merger” with a “public shell company,” the historical statements of operations are those of Dr. TATTOFF®, as further explained in Notes 1 and 2 to the Company’s unaudited financial statements for the three month periods ended March 31, 2008 and 2007 included in this Form 10-Q. In addition, effective April 16, 2008, our Board of Directors elected to change our fiscal year end from January 31st to December 31st, the fiscal year end of Dr. TATTOFF®.

The following table sets forth, for the periods indicated, selected items from our Statements of Operations, expressed as a percentage of revenues.

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues	100%	100%
Management Services Expenses	77%	61%
General & Administrative Expenses	179%	27%
Marketing and Advertising	11%	58%
Depreciation & Amortization	7%	8%
Net Operating Loss	173%	54%
Interest Expense	7%	4%

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues increased $73,000, or 32%, to approximately $299,000 for the three months ended March 31, 2008 compared to approximately $226,000 for the three months ended March 31, 2007. The increase in revenue was primarily due to an increase in the number of calendar days that our Irvine clinic was operational in 2008 versus 2007. In 2008, the Irvine location was open for business sixty-three (63) days versus sixteen (16) days during 2007. The additional operating days likely accounted for $58,000, or 80%, of the increase. The remaining increase in revenues can be attributed to further awareness of our locations and services within the market areas we serve.

Management services expenses increased 66% in the aggregate and 15% as a percentage of revenues to approximately $229,400 for the three months ended March 31, 2008 versus approximately $138,000 for the three months ended March 31, 2007. Labor and labor related costs increased by $80,000, accounting for 88% of the total increase in management services expenses. As previously indicated in the discussion of revenues, the operating clinics were open additional calendar days during the three months ended March 31, 2008 when compared with the three months ended March 31, 2007. As a result, the number of full-time equivalent personnel doubled. Additionally, the base compensation we paid our clinic managers increased effectively 100% during the three months ended March 31, 2008. Two more highly paid corporate personnel were assigned operating responsibilities for two of our clinical operations as a means to retain their services.

General and administrative expenses increased 777% in the aggregate and 152% as a percentage of revenues to approximately $536,000 for the three months ended March 31, 2008 versus approximately $61,000 for the three months ended March 31, 2007. Labor costs increased approximately $204,000, accounting for 43% of the total increase in general and administrative expenses. We added nineteen (19) general and administrative members of personnel in the fourth quarter of 2007, up from two (2) for the three months ended March 31, 2007, in anticipation of launching our full-scale expansion plans. When the necessary funds to proceed with these plans were not available, we began to reduce our administrative costs through layoffs at the end of 2007 and during the first quarter of 2008. Additionally, we incurred approximately $25,000 in incentive compensation expense associated with warrants issued to the Company’s former Chief Financial Officer that vested upon the completion of the merger on February 11, 2008.

Other categories of general and administrative expenses that increased significantly for the three months ended March 31, 2008 versus the three months ended March 31, 2007 included:

•	Legal fees increased by $118,000 due to expenses associated with the Merger between Dr. TATTOFF® and Lifesciences, as well as two fundraising initiatives;

•
Corporate office occupancy expenses increased by $51,000. There was not a separate corporate office location until the end of the third quarter of 2007. The separate corporate office location was closed at the end of March 2008;

•	Outside services costs increased by $25,000 for temporary consulting clerical, information technology, and operations personnel; and

•	Insurance costs increased by $15,000, for public company director and officer coverage and tail coverage related to our operations.

Marketing and advertising expenses decreased 75% in the aggregate and 47% as a percentage of revenues to approximately $33,000 for the three months ended March 31, 2008 versus approximately $132,000 for the three months ended March 31, 2007. Our management services agreement with our physician provider was amended effective January 1, 2008 resulting in a different methodology for determining the responsibility between the parties, accounting for a portion of the cost decrease. Additionally, overall marketing and advertising expenses decreased almost $32,000 for the three months ended March 31, 2008 versus the three months ended March 31, 2007, primarily related to a decrease in the amount of funds available for such purposes.

Depreciation and amortization expenses increased 10% in the aggregate and decreased 1% as a percentage of revenue to approximately $20,000 for the three months ended March 31, 2008 versus approximately $18,000 for the three months ended March 31, 2007. The increase is primarily related to capital expenditures made in the third quarter of 2007.

Interest expense increased 130% in the aggregate and 3% as a percentage of revenue to approximately $22,000 for the three months ended March 31, 2008 versus approximately $10,000 for the three months ended March 31, 2007. We incurred $14,000 in interest expense associated with debt incurred after the first quarter of 2007 for which there was no comparable interest obligations.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Contractual Obligations

The following summarizes our significant contractual obligations and commitments in effect as of March 31, 2008 that impact our liquidity.

	Payments Due by Period
	Total		Less than 1 year		1-3 years		3-5 years	More than 5 years
Convertible Promissory Notes	$678,118		$678,118	(1)	—		—	—
Other Promissory Notes & Loans	181,569		181,569	(1)	—		—	—
Series A Preferred Stock	109,400		109,400	(2)	—		—	—
Capital lease obligations	248,509	(3)	109,888	(3)	138,621	(3)	—	—
Operating lease obligations	432,761		190,845		241,916		—	—
Total	$1,650,357		$1,269,820		$380,537		$—	$—

(1)	Includes interest accrued at March 31, 2008.

(2)
The Series A Preferred Stock pays annual dividends on any outstanding shares of Series A Preferred Stock in the amount of 10% per annum commencing on the issue date and payable on the mandatory conversion date of March 31, 2009 or earlier as set forth in the Certificate of Designation. At our option, we may pay the dividends in whole or in part on a payment in kind (i.e. Series A Preferred Stock) basis at any time, calculated based upon the stated value of $100 of the Series A Preferred Stock.

(3)	Includes interest per terms of the capital lease agreements

We entered into the management services agreement (“Management Agreement”) with William Kirby, D.O., Inc. (“Kirby Inc.”), an entity managed and solely owned by Dr. William Kirby, our Medical Director and director, pursuant to which we provide management services to our three laser clinics. Under the Management Agreement, Kirby Inc. is required to pay us a percentage of the gross revenues of each laser clinic location on a bi-weekly basis. The Management Agreement entitles us to receive as payment for our management services, 65% of the gross revenues from Kirby Inc. from August 31, 2004 through December 31, 2005, 50% from January 1, 2007 through December 31, 2007, and 60% of the gross revenues thereafter through August 30, 2009. For purposes of clarification, all fees charged to patients at our laser clinics are deposited into the bank account of Kirby Inc., who then, in turn, pays us a management fee out of the gross revenues of each laser clinic, less certain expenses such as center medical staffing and advertising. The Company is responsible for paying all third-party advertising and marketing services costs in excess of 15% of Kirby Inc.’s gross revenues out of the management fee that it collects from Kirby Inc. We are paid the management fee for providing management, administrative, marketing, and support services, equipment and clinic space to Dr. Kirby. The Management Agreement, as amended in August 2007 and December 2007, provides for a five-year term commencing on August 31, 2004 and ending on August 30, 2009. If the Management Agreement is terminated for any reason, if Kirby Inc. does not pay the management fees pursuant to the terms of the agreement, or if Kirby Inc. fails to perform the services required under the Management Agreement, our revenue will be materially and adversely affected.

We lease our office space and certain office equipment under noncancelable operating lease agreements and lasers and other equipment and tenant improvements under capital leases arrangements that expire through 2011. See Note 12 of our unaudited financial statements for the three month periods ended March 31, 2008 and 2007 included in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have funded our operations from revenue from our management services, member contributions when we were organized as a limited liability company prior to the Merger, and long and short-term debt. As of March 31, 2008, we had negative working capital of approximately $1.97 million. Our current assets at March 31, 2008 were approximately $88,000, which consisted primarily of prepaid insurance. Our current liabilities were approximately $2.06 million which consisted primarily of approximately $639,000 in trade accounts payable and accrued expenses, approximately $828,000 in related party loans and other notes payable, approximately $92,000 in current portion of long-term capital lease obligations and $227,000 in accrued compensation.

In June and July 2007, we issued two unsecured convertible promissory notes to two accredited investors in the amount of $150,000 each. The June and July notes matured at the earlier of (i) the date which is 180 days following the issue date, or (ii) the date which is two (2) days after the effective date of the Merger, unless either noteholder elects to convert his respective note. The June 2007 note matured on December 12, 2007, and we were in default on the note. The note had an outstanding balance of $161,918, including accrued interest, as of March 31, 2008. On March 3, 2008, the holder of the June 2007 note agreed to extend the time for repayment of the note until April 3, 2008, provided that we execute a Confession of Judgment in favor of the noteholder and agreed to pay the noteholder’s attorney’s fees of $5,000. On April 10, 2008, we repaid the note in full in the amount of $167,654, including interest and $5,000 in attorney’s fees. The July 2007 note matured in January 2008 and we are attempting to negotiate with the noteholder for a revised repayment schedule. The balance of the July 2007 note, including accrued interest, was $160,479 and $156,740 as of March 31, 2008 and December 31, 2007, respectively. As additional consideration for the investors purchasing the notes, we issued the noteholders five-year warrants to purchase an aggregate of 164,966 shares of our Common Stock at an exercise price of $1.25 per share. Additionally, we issued five-year warrants to a broker-dealer to purchase 15,000 shares of our Common Stock at an exercise price of $1.25 per share in connection with the issuance of the July 2007 note.

In December 2007, we issued a secured convertible promissory note to an accredited investor in the amount of $50,000. In January and February 2008, we issued an additional 12 secured convertible promissory notes to 12 individual accredited investors in varying amounts aggregating to $299,975. The notes bear interest at a rate of 10% per annum and mature the earlier of: (i) six months from the date of issuance, or (ii) five business days from the date of closing by the Company of equity financing in the aggregate of not less than $5.0 million unless the noteholders elect to convert their notes prior to maturity. A director and former officer of our Company pledged 16.71% of his 38.19% interest in Pacific Holdings Syndicate, LLC, our majority shareholder, as collateral for the timely repayment of the obligations under the convertible promissory notes. In connection with the December 2007 through February 2008 transactions, we issued an additional 34,998 five-year warrants to a licensed broker-dealer, with an exercise price of $1.00 per share. The warrants contain cashless exercise provisions and piggy-back registration rights.

From September through October of 2007, we issued an aggregate of 1,052,500 units at a price of $1.00 per unit to accredited investors in a private placement. Each unit consisted of one share of our Common Stock and a five-year warrant to purchase one-half of a share of Common Stock at an exercise price of $1.25 per share (warrants to purchase 526,250 shares, in the aggregate). We received net proceeds of $947,250 from the sale before deduction for offering expenses. In connection with the private placement, we paid the placement agent a commission of ten percent (10%) of the gross proceeds from the sale of the units sold by the placement agent. In addition, the placement agent, or its assignees, received five-year warrants to purchase an aggregate of 104,750 shares of Common Stock equal to approximately ten percent (10%) of the gross proceeds from the sale of the shares sold by the placement agent, at an exercise price of $1.25 per share.

As a result of the Merger, the units described above, including accrued dividends at a rate of 10% per annum which we elected to pay for the number of days from the initial investment date until the date of the Merger, were ultimately converted on February 11, 2008 into 10,940 shares of our Series A Preferred Stock with a stated value of $100 per share, based on the value of $1.00 per share plus accrued interest. As additional consideration for the conversion to Series A Preferred Stock and the cancellation of the five-year warrants initially issued to the investors, we issued the holders of the shares of Series A Preferred Stock five-year warrants to purchase an aggregate of 547,000 shares of Common Stock at an exercise price of $1.00 per share.

In April 2008, we issued convertible debentures to 13 accredited investors for gross proceeds of $855,000. The maturity date of the debentures is the earlier of the completion of a public offering of our securities with gross proceeds of at least $5 million or 180 days from the date of issuance of the debentures. Interest on the unpaid balance accrues at twelve percent (12%) per annum until paid or converted. Fifty percent of the principal balance and all accrued and unpaid interest are to be repaid to the investors upon maturity. The remaining fifty percent of the unpaid principal balance is to be mandatorily converted into shares of our Common Stock at a price per share equal to 50% of the public offering price per share. If we have not commenced a public offering by the maturity date, the conversion price will be $0.50 per share.

Net cash used in operating activities during the three months ended March 31, 2008 was approximately $236,000 due primarily to the net loss of approximately $541,000. Cash was provided by an increase of approximately $284,000 in liabilities.

Cash flows used in investing activities for the three months ended March 31, 2008, was approximately $29,000 and consisted of capital expenditures and deferred financing costs and the refund of the security deposit associated with the subleased corporate office.

For the three months ended March 31, 2008, cash flow provided by financing activities totaled approximately $265,000 and consisted primarily of the net proceeds of $300,000 from the issuance of notes payable offset by repayments on notes payable and capital leases of approximately $35,000.

Going Concern Considerations

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in our unaudited financial statements as of and for the three month period ended March 31, 2008, we had a substantial working capital deficiency, have recurring net losses, and have incurred net cash outflows from operating activities. At March 31, 2008, we had an accumulated deficit of approximately $2.9 million, negative working capital of $1.97 million and have suffered significant losses since inception. These factors raise substantial doubt about our ability to continue as a going concern.

In addition, we are currently in default under a promissory note in the aggregate principal amount of $150,000 which matured on January 16, 2008. As of June 24, 2008, the outstanding balance totals $163,973, including principal and accrued interest. We are in negotiations with the holder for a revised repayment schedule.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2007 and through April 2008, we raised funds through the issuance of convertible promissory notes with investors and through a private placement of securities to accredited investors to provide additional working capital. We intend to provide for additional working capital by future private and/or public placement financings of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Although we have been able to fund our current operating needs with collections from management services, short-term financing and equity funds, we will need to raise a significant amount of cash through the sale of capital stock to sufficiently fund our planned operations, which will create significant dilution to our existing investors. As described above, we have incurred debt in the form of promissory notes, convertible promissory notes, and convertible debentures totaling approximately $1 million to fund these deficits. We believe that based on current revenue projections, cash flow from operations should be sufficient to meet our operating cash requirements and allow us to continue as a going concern through 2008 other than these obligations. However, increases in expenses or delays or failure to achieve our revenue growth through increasing the number of new clinics may adversely impact our ability to raise the necessary capital and may require further cost reductions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include those related to the debt discount and those associated with the realization of long-lived assets.

Revenue Recognition

Our revenues are derived from management services provided to a contracting physician. We provide non-medical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues as defined in the management agreement with no upfront fees paid by the contracting physician. Under the management service agreement with the contracting physician, there is no right to refund or rejection of services. For additional information concerning the management agreement, see Note 10 to our unaudited financial statements for the three month periods ended March 31, 2008 and 2007 included in this Form 10-Q. We recognize revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Management services fees are paid to us by the contracting physician on a bi-weekly basis as earned, which is when we have substantially performed management services pursuant to the terms of the management service agreement with the contracting physician.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Through March 31, 2008, there have been no such losses.

Valuation of Member Interests and Warrants

In February and March 2007, we issued promissory notes to members of our management and as additional consideration for the purchase of the notes, the noteholders received a five percent (5%) equity position in our Company as of the date of the issuance. On a post-Merger basis, the ownership interest of our shareholders who loaned funds to our Company was decreased to 3.6%. The relative fair value of these positions at the time of grant was recorded as a debt discount and is being amortized over the term of the notes. Management estimated the fair value of our Company to be approximately $4.2 million based upon a recent sale of equity at the time of issuance.

In June and July 2007, we issued two unsecured promissory notes and as additional consideration for the loans, the noteholders received warrants to purchase shares of Common Stock. The relative fair values of the warrants at the times of grants, $54,090, were recorded as debt discounts and were amortized over the term of the notes. Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: expected life of five years; risk free interest rate of 3.9%; volatility of 75% and expected dividend yield of zero. Additionally, the Company issued 15,000 five-year warrants to a licensed broker-dealer in connection with the July 2007 note. The fair value of the broker-dealer warrants at the time of grant, determined by management to be $4,918 in the aggregate, was recorded as a deferred financing cost and was amortized over the term of the notes.

In July 2007, the Company issued an unsecured promissory note to an existing shareholder, who is presently an officer of the Company. As additional consideration for the purchase of the note, the Company issued the noteholder five-year warrants to purchase 41,241 shares of Common Stock at an exercise price of $1.25 per share, The relative fair value of the warrant at the time of grant, determined by management to be $13,522, was recorded as a debt discount and was amortized over the term of the note. Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: expected life of five years, risk free interest rate of 3.9%, volatility of 70% and expected dividend yield of zero.

In December 2007 through February 2008, the Company issued 34,998 five-year warrants to a licensed broker-dealer, with an exercise price of $1.00 per share. The warrants contain cashless exercise provisions and piggy-back registration rights. The relative fair value of the warrants at the time of grant, determined by management to be $7,700, was recorded as a deferred financing cost and is amortized over the term of the notes.

On December 20, 2007, the four related party holders of notes issued in August 2006, and February, March and July 2007 agreed to convert the principal and accrued interest on the notes into an aggregate of 446,067 shares of the Company’s Common Stock. As additional consideration for the agreement to convert the notes into equity prior to the Merger, the Company issued the noteholders five-year warrants to purchase an aggregate of 223,035 shares of Common Stock at the price of $1.25 per share, which was subsequently reduced to $1.00 per share in accordance with the terms of the warrant agreement. The Company recorded $123,664 in interest expense for the fair value of the warrants issued as a result of the conversion inducements.

During February 2008, the former interim Chief Financial Officer of the Company was issued five-year warrants to purchase 50,000 shares of Common Stock at a price of $.80 per share in accordance with the terms of an Employment Letter of Understanding, effective June 16, 2007. The Company has estimated the fair value of the warrants granted as $24,762 which was charged to incentive compensation during the three months ended March 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We expect to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact SFAS No. 160 may have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by our management to have a material impact on our present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of our Principal Financial Officer/Principal Executive Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC because of our late filing of our interim report on Form 10-Q for the period ended March 31, 2008. In addition, our lack of the necessary depth of personnel with sufficient technical accounting expertise caused a delay in completing the unaudited financial statements for such period which are included in this Form 10-Q. We believe that adequate steps are now being taken by our management to reduce this risk on a going-forward basis. Our management is seeking to hire additional personnel to assist with the preparation of financial statements, subject to the availability of adequate funds, and make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness and will make appropriate disclosures regarding any observations and changes as required in future periods.

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

Internal Control

Prior to the Merger with Lifesciences, Dr. TATTOFF® was a private company and thus for the period covered by this report had not established and maintained a system of internal controls over financial reporting in compliance with Exchange Act Rule 13a-15(e) and 15d-15(e))(“Internal Controls”). This Form 10-Q for the period ended March 31, 2008 is our first post-Merger filing of a report that includes financial statements reflecting the historical results of Dr. TATTOFF® prior to the Merger, as well as that of the combined company following the Merger. As a result, our management has not currently designed such Internal Controls or caused such Internal Controls over financial reporting to be designed under its supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have not been any changes in the existing system of internal controls during the quarter with respect to Dr. TATTOFF that have materially affected or are reasonably likely to materially affect internal control.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of our unregistered securities during the three months ended March 31, 2008 that were not previously reported on a Current Report on Form 8-K (“Form 8-K”) filed with the SEC.

Item 3. Defaults upon Senior Securities.

The Company’s $150,000 promissory note payable to an accredited investor matured on January 16, 2008 and bears interest at a rate of 10% per annum. To date, the promissory note has not been repaid. As of July 10, 2008, we owed a total of $164,630 in principal and interest in arrears under the promissory note. The promissory note provides that our failure to pay timely any amount due thereunder constitutes an event of default. Upon an occurrence of an event of default under the promissory note, the entire unpaid balance of the principal sum and interest then accrued bears interest at the same rate of 10% per annum on the unpaid balance until paid. We are currently attempting to negotiate with the noteholder for a revised repayment schedule.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this report.

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

2.4
Articles of Merger filed with the Secretary of State of the State of Florida on February 11, 2008 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

2.5
Certificate of Merger filed with the Secretary of State of the State of California on February 11, 2008 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.1
Articles of Incorporation filed with the Secretary of State of the State of Florida on January 12, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.3
Articles of Amendment to the Articles of Incorporation designating Series A Preferred Stock filed with the Secretary of State of the State of Florida on February 8, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.4	Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Florida on May 19, 2008.*

4.1	Form of 12% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

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

10.3
Amendment to Management Services Agreement between Dr. TATTOFF®, LLC and Will Kirby, D.O., Inc., dated December 31, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on May 15, 2008).

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

10.26
Amended and Restated Selling Agreement, dated March 31, 2008, by and between the Company and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

10.27	Note Extension Agreement between Dr. TATTOFF®, LLC and certain Noteholders, dated December 20, 2007.*

10.28	Note Conversion Agreement between Dr. TATTOFF®, LLC and certain Noteholders, dated December 20, 2007.*

10.29	Second Note Extension Agreement between the Company and certain Noteholders, dated May 30, 2008.*

10.30	Common Stock Purchase Warrant issued by the Company in favor of Howard Sampson, dated February 11, 2008.*

10.31	Promissory Note issued by Dr. TATTOFF®, LLC in favor of James Morel, in the principal amount of $12,000, dated November 15, 2005.*

10.32	Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of James Morel, in the principal amount of $12,000, dated July 2, 2007.*

10.33	Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $12,000, dated November 15, 2005.*

10.34	Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $12,000, dated July 3, 2007.*

10.35		Promissory Note issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $12,000, dated November 15, 2005.*

10.36		Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $12,000, dated July 3, 2007.*

10.37		Convertible Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $138,000, dated February 15, 2007.*

10.38		Convertible Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $25,000, dated February 27, 2007.*

10.39		Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $75,000, dated March 29, 2007.*

10.40		Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $52,000, dated February 25, 2007.*

10.41		Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Scott Woodruff, in the principal amount of $10,000, dated February 15, 2007.*

10.42		Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Scott Woodruff, in the principal amount of $50,000, dated August 18, 2006.*

10.43		Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, in the principal amount of $75,000, dated July 20, 2007.*

10.44		Unit Purchase Warrant issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, dated July 20, 2007.*

10.45		Employment Letter of Understanding by and between Dr. TATTOFF®, LLC and Howard Sampson.*

31.1		Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

Date: July 17, 2008	By:	/s/ John P. Keefe
John P. Keefe, Chief Executive Officer, Acting Chief Financial Officer and Chief Operating Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

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

2.4
Articles of Merger filed with the Secretary of State of the State of Florida on February 11, 2008 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

2.5
Certificate of Merger filed with the Secretary of State of the State of California on February 11, 2008 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.1
Articles of Incorporation filed with the Secretary of State of the State of Florida on January 12, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.3
Articles of Amendment to the Articles of Incorporation designating Series A Preferred Stock filed with the Secretary of State of the State of Florida on February 8, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.4	Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Florida on May 19, 2008.*

4.1	Form of 12% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

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

10.3
Amendment to Management Services Agreement between Dr. TATTOFF®, LLC and Will Kirby, D.O., Inc., dated December 31, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on May 15, 2008).

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

10.26
Amended and Restated Selling Agreement, dated March 31, 2008, by and between the Company and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

10.27	Note Extension Agreement between Dr. TATTOFF®, LLC and certain Noteholders, dated December 20, 2007.*

10.28	Note Conversion Agreement between Dr. TATTOFF®, LLC and certain Noteholders, dated December 20, 2007.*

10.29	Second Note Extension Agreement between the Company and certain Noteholders, dated May 30, 2008.*

10.30	Common Stock Purchase Warrant issued by the Company in favor of Howard Sampson, dated February 11, 2008. *

10.31	Promissory Note issued by Dr. TATTOFF®, LLC in favor of James Morel, in the principal amount of $12,000, dated November 15, 2005.*

10.32	Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of James Morel, in the principal amount of $12,000, dated July 2, 2007.*

10.33	Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $12,000, dated November 15, 2005.*

10.34	Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $12,000, dated July 3, 2007.*

10.35	Promissory Note issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $12,000, dated November 15, 2005.*

10.36	Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $12,000, dated July 3, 2007.*

10.37	Convertible Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $138,000, dated February 15, 2007.*

10.38	Convertible Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $25,000, dated February 27, 2007.*

10.39	Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $75,000, dated March 29, 2007.*

10.40	Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $52,000, dated February 25, 2007.*

10.41	Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Scott Woodruff, in the principal amount of $10,000, dated February 15, 2007.*

10.42	Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Scott Woodruff, in the principal amount of $50,000, dated August 18, 2006.*

10.43	Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, in the principal amount of $75,000, dated July 20, 2007.*

10.44	Unit Purchase Warrant issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, dated July 20, 2007.*

10.45	Employment Letter of Understanding by and between Dr. TATTOFF®, LLC and Howard Sampson.*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed herewith.