Form 10-Q
period 2008-06-30
DR. TATTOFF, INC.
filed 2008-08-21
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

The number of shares of the issuer’s common stock outstanding as of August 18, 2008 was 10,708,137.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
CONDENSED BALANCE SHEETS

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	June 30, 2008
	(Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS

Prepaid expenses	$56,810	$19,187
Other current assets	57,737	15,227
	114,547	34,414

PROPERTY AND EQUIPMENT, net	407,490	335,384
OTHER ASSETS	135,774	41,673

Total assets	$657,811	$411,471

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$629,243	$498,822
Bank overdraft	4,574	8,917
Accrued and other liabilities	240,801	186,861
Notes payable, net	1,314,049	363,934
Related party loans and notes payable	102,376	64,000
Accrued compensation	265,632	140,217
Capital lease obligations, current	27,533	90,351
	2,584,208	1,353,102
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	292,611	153,878

Total liabilities	2,876,819	1,506,980

SHAREHOLDERS’ DEFICIT
Series A preferred stock, $100 stated value, 100,000 shares authorized, 10,940 issued and outstanding (1)	1,094,000	1,094,000
Common stock, $.0001 par value, 80,000,000 authorized, 10,469,761 and 7,946,067 issued and outstanding at June 30, 2008 and December 31, 2007, respectively (1)	1,047	795
Paid in capital	249,561	150,473
Accumulated deficit	(3,563,616)	(2,340,777)
Total shareholders’ deficit	(2,219,008)	(1,095,509)
Total liabilities and shareholders’ deficit	$657,811	$411,471

(1) The December 31, 2007 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common and preferred shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES	$357,484	$246,934	$656,678	$473,416

OPERATING COSTS AND EXPENSES
Management service expenses	253,978	137,242	483,362	275,606
General and administrative expenses	480,130	158,801	1,016,019	219,913
Marketing and advertising	53,492	124,646	86,280	256,945
Depreciation and amortization	22,640	17,631	42,540	35,745

OPERATING LOSS	(452,756)	(191,386)	(971,523)	(314,793)

NET INTEREST EXPENSE	229,256	66,209	251,316	75,802

LOSS BEFORE INCOME TAXES	$(682,012)	$(257,595)	$(1,222,839)	$(390,595)

INCOME TAXES	-	-	-	-

NET LOSS	$(682,012)	$(257,595)	$(1,222,839)	$(390,595)

NET LOSS PER SHARE
BASIC and DILUTED	$(0.06)	$(0.03)	$(0.12)	$(0.05)

WEIGHTED AVERAGE SHARES (2)
BASIC and DILUTED	10,469,761	7,500,000	9,887,370	7,500,000

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

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

							Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

BALANCE–December 31, 2007 (1)	10,940	$1,094,000	7,946,067	$795	$150,473	$(2,340,777)	$(1,095,509)

Fair value of warrants issued	−	−	−	−	37,649	−	37,649

Post-closing PPM costs	−	−	−	−	(13,628)	−	(13,628)

Stock issued upon merger with Lifesciences	−	−	2,523,694	252	(56,429)	−	(56,177)

Discount on Debt Issued					131,496		131,496

Net loss	−	−	−	−	−	(1,222,839)	(1,222,839)

BALANCE – June 30, 2008	10,940	$1,094,000	10,469,761	$1,047	$249,561	$(3,563,616)	$(2,219,008)

(1) The December 31, 2007 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common and preferred shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2008		June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,222,839)	$(390,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		42,540	35,745
Amortization of debt discount to interest expense		57,369	54,928
Fair value of warrants issued as compensation		24,762	−
Changes in operating assets and liabilities:
Prepaid expenses and other assets		(93,761)	9,355)
Accounts payable		114,257	28,796
Related party payable		-	52,337
Accrued and other liabilities		165,698	21,027
Net cash used in operating activities		(911,974)	(188,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		-	(19,685)
Deferred financing cost and other assets		(81,214)	(2,000
Net cash used in investing activities		(81,214)	(21,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in Lifesciences merger		12,020	-
Bank overdraft		(4,343)	-
Principal payments on capital lease financing		-	(42,937)
Proceeds from capital lease financing		(38,731)	−
Proceeds from promissory notes and convertible debentures		1,269,160	150,000
Principal payments on notes payable		(244,918)	(15,834)
Proceeds from related party notes payable		−	150,000
Net cash provided by financing activities		993,188	241,229

Net increase in cash		−	31,137

Cash- beginning of period		-	761

Cash- end of period	$	−	$31,898

SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid during the period for:
Interest		$19,177	$11,180
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of fixed assets by assuming liabilities	$114,646	$-
Fair value of warrants issued to broker dealer	$12,887	$-
Common stock issued upon merger with Lifesciences	$252	$-
Net liabilities assumed in Lifesciences merger	$68,197	$-
Conversion of related party loans into equity	$-	$175,000
Conversion of equity into related party loans	$-	$150,000

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Unless the context specifies otherwise, the “Company” refers to the business of DRTATTOFF, LLC (“Dr. TATTOFF®”) which merged on February 11, 2008 (the “Merger”) with and into Lifesciences Opportunities Incorporated, a Florida corporation (“Lifesciences”), now known as Dr. Tattoff, Inc. and of the combined company thereafter. In addition, unless the context specifies otherwise, references to “shareholder(s)” or “shares of Common Stock” refer to ownership of shares of the combined company following the Merger and “members” and “units of membership interests of Dr. TATTOFF®” prior to the Merger.

Organization and Merger

Dr. TATTOFF®, a California limited liability company, was formed in 2004 to provide marketing and practice management services to licensed physicians who perform primarily laser tattoo removal services. The Company currently operates under a management services agreement with a contracting physician whereby the Company provides management, administrative, marketing and support services, insurance, equipment and the clinical site and the contracting physician’s medical personnel provide laser tattoo removal services.

On September 7, 2007, Dr. TATTOFF® entered into an Agreement and Plan of Merger, as amended on October 5, 2007 and February 1, 2008 (“Merger Agreement”) with Lifesciences. The Merger was completed on February 11, 2008.

Lifesciences was incorporated under the laws of the State of Florida on January 12, 2004, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lifesciences had no operations prior to the Merger with the Dr. TATTOFF®, other than issuing shares of its common stock to its original shareholders and conducting a private offering of shares of its common stock in January and February 2008.

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

As a result, at the closing of the Merger, the Company issued an aggregate of 7,946,067 shares of its Common Stock and 10,940 shares of its Series A Preferred Stock to the members of Dr. TATTOFF®, representing 76% of the Company’s outstanding Common Stock and 100% of the outstanding Series A Preferred Stock on a post-Merger basis. For financial reporting purposes, the Merger between Dr. TATTOFF® and Lifesciences was treated as a reverse merger with Dr. TATTOFF® being the “accounting acquirer” and, accordingly, it assumed Lifesciences’ reporting obligations with the Securities and Exchange Commission (“SEC”). On May 19, 2008, the Company filed Articles of Amendment to its Articles of Incorporation changing its legal corporate name from Lifesciences Opportunities Incorporated to Dr. Tattoff, Inc.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Merger Accounting

Since former Dr. TATTOFF® security holders owned, after the Merger, approximately 76% of the combined company’s shares of Common Stock, and as a result of certain other factors, including that all members of the executive management of the combined company are from Dr. TATTOFF®, Dr. TATTOFF® is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse merger and a recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements reflect the historical results of Dr. TATTOFF® prior to the Merger and that of the combined company following the Merger, and do not include the historical financial results of Lifesciences prior to the completion of the Merger. Membership Units and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a bank overdraft balance of $4,574, working capital deficit of approximately $2,470,000, an accumulated deficit of approximately $3,564,000 at June 30, 2008, a loss from operations of approximately $972,000, and negative cash flow from operating activities of approximately $912,000 for the six months ended June 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2007 and the first and second quarters of 2008, the Company raised funds through the issuance of convertible promissory notes and convertible debentures to investors and through a private placement of the Company’s securities (converted to shares of Series A Preferred Stock - see Note 11) to investors to provide additional working capital. The Company plans to obtain additional financing through the sale of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all. See Subsequent Events in Note 13.

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
June 30, 2008
(Unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Through June 30, 2008, there have been no such losses.

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

Revenue Recognition

The Company’s revenues are derived from management services provided to a contracting physician. The Company provides non-medical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the Management Services Agreement - See Note 10) with no upfront fees paid by the contracting physician. Under the management service agreement with the contracting physician, there is no right to refund or rejection of services. The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Management services fees are paid by the contracting physician to the Company on a bi-weekly basis as earned, which is when the Company has substantially performed management services pursuant to the terms of the management services agreement with the contracting physician.

Advertising Costs

Advertising costs are expensed as incurred. For the six months ended June 30, 2008 and 2007, advertising expense was $155,231 and $167,352, respectively.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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
June 30, 2008
(Unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company made no provision for income taxes in the six months ended June 30, 2008 due to net losses incurred. The Company has determined that due to the continuing operating losses as well as the uncertainty of the timing of profitability in future periods, it should fully reserve the deferred tax assets. As of June 30, 2008, the Company’s deferred tax assets continued to be fully reserved. The Company will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of the deferred tax assets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include those related to the realization of long-lived assets and those related to the valuation of equity instruments issued.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Company’s financial statements.

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
June 30, 2008
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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company is currently evaluating the impact of adopting SFAS 161 on its financial position, cash flows, and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The Company is currently evaluating the impact of adopting SFAS 162 on its financial position, cash flows, and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its financial position, cash flows, and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

3. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2008	December 31, 2007

Prepaid insurance	$56,810	$18,599
Prepaid other	-	588

	$56,810	$19,187

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2008	December 31, 2007

Deferred offering costs	$48,178	$-
Supplies	920	920
Employee advances	2,292	2,292
Due from Will Kirby, D.O., Inc.	6,347	12,015

	$57,737	$15,227

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	June 30, 2008	December 31, 2007

Equipment	$492,417	$380,461
Furniture and fixtures	43,346	40,907
Leasehold improvements	63,322	61,886
	599,085	483,254
Less: Accumulated depreciation	(191,595)	(147,870)

Property and equipment, net	$407,490	$335,384

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

5. PROPERTY AND EQUIPMENT (continued)

Depreciation expense was $22,640 and $17,631 for the three months ended June 30, 2008 and 2007, respectively and $42,540 and $35,745 for the six months ended June 30, 2008 and 2007, respectively.

Assets under capital leases (gross) were $452,339 and $345,558 as of June 30, 2008 and December 31, 2007, respectively. Depreciation expense recorded for the assets under capital leases amounted to $17,806 and $13,218 for the three months ended June 30, 2008 and 2007, respectively and $33,017 and $26,400 for the six months ended June 30, 2008 and 2007, respectively.

6. OTHER ASSETS

Other assets consist of the following:

	June 30, 2008	December 31, 2007

Deferred financing costs	$88,364	$5,718
Security deposits	19,692	33,955
Other	27,718	2,000

	$135,774	$41,673

7. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following:

	June 30, 2008	December 31, 2007

Accrued salaries	$19,099	$41,085
Accrued expenses	98,549	80,000
Accrued vacation	17,073	25,541
Accrued interest	55,037	17,565
Payroll liabilities	–	2,757
Investment banking fees payable	39,998	10,000
Deferred rent	11,045	9,913

	$240,801	$186,861

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

8. NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2008	December 31, 2007

Financed insurance premiums	$33,201	$13,934
Convertible promissory notes	499,975	350,000
Convertible debentures	855,000	-
Sub total	1,388,176	363,934
Unamortized debt discount	(74,127)	-
	$1,314,049	$363,934

Financed insurance premiums

The financed insurance agreements, covering annual malpractice insurance, public company directors and officers insurance, and two years for the Company’s directors and officers tail coverage, all mature between September and November of 2008 and carry interest rates of 13%, 6.51%, and 6.51%, respectively. Their combined balance as of June 30, 2008 and December 31, 2007 was $33,201 and $13,934, respectively.

Convertible promissory notes

June and July 2007 convertible promissory notes

In June and July 2007, the Company issued two unsecured convertible promissory notes to two investors in the amount of $150,000 each. The June and July 2007 notes matured at the earlier of (i) 180 days following the date of issuance, or (ii) two days after the effective date of the Company’s Merger with Lifesciences (See Note 1) unless the note holder elects to convert his note. Each note bears interest at 10% per annum and is convertible into the Company’s shares at a price of $1.25 per share. The June 2007 note matured on December 12, 2007, and the Company was in default on the note. The note had an outstanding balance of $161,918 and $158,178, including accrued interest, as of March 31, 2008 and December 31, 2007, respectively. On March 3, 2008, the holder of the June 2007 note agreed to extend the time for repayment of the note until April 3, 2008, provided that the Company execute a Confession of Judgment in favor of the note holder and agree to pay the note holder’s attorney’s fees of $5,000. On April 10, 2008, the note was repaid in full in the amount of $167,654, including interest and $5,000 in attorney’s fees. The July 2007 note matured in January 2008 and the Company defaulted. The Company made a $25,000 payment to the note holder on July 28, 2008. On August 19, 2008, the Company entered into an extension agreement with the note holder pursuant to which the note holder waived any and all past defaults (including penalties) and agreed to extend the maturity date of the note until October 31, 2008. In addition, the Company agreed to pay certain portions of the remaining outstanding principal and accrued interest on specified dates prior to maturity. The balance of the July 2007 note, including accrued interest, was $164,219 and $156,740 as of June 30, 2008 and December 31, 2007, respectively. As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 164,966 shares of the Company’s Common Stock at an exercise price of $1.25 per share. The relative fair values of the warrants at the time of grants, determined by management to be $54,090 in the aggregate, were recorded as a debt discount and were amortized over the term of the note. Additionally, the Company issued 15,000 warrants to a licensed broker-dealer in connection with the July 2007 note. The warrants contain cashless exercise provisions which are settled in shares and provide for piggy-back registration rights. The fair value of the broker-dealer warrants at the time of grant, determined by management to be $4,918 in the aggregate, was recorded as a deferred financing cost and was amortized over the term of the note.

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

8. NOTES PAYABLE (continued)

December 2007 through February 2008 convertible promissory notes

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

The convertible promissory notes issued from December 2007 through February 2008 matured at the earlier of (i) six months from the date of issuance, or (ii) five business days from the date of closing by the Company of equity financing in the aggregate of not less than $5.0 million unless the note holders elect to convert their notes prior to maturity. All of the convertible promissory notes bear interest at 10% per annum and are convertible into the Company’s Common Stock at a price of $1.00 per share. The December 2007 through February 2008 note holders are entitled to receive either (i) at the time of conversion of the note, a warrant to purchase one-half of a share of Common Stock at an exercise price of $1.00 per share, subject to adjustment, for each share of Common Stock issued upon conversion of the note, or (ii) at maturity, a warrant to purchase one (1) share of Common Stock at an exercise price of $1.00 per share, subject to adjustment, for each share of Common Stock which would have been issued had the principal balance and accrued and unpaid interest outstanding been converted on the maturity date. In connection with the December 2007 through February 2008 transactions, the Company issued an additional 34,998 five-year warrants to a licensed broker-dealer, with an exercise price of $1.00 per share. The warrants contain cashless exercise provisions which are settled in shares and piggy-back registration rights. The fair value of the broker-dealer warrants at the time of grant, determined by management to be $7,700 in the aggregate, was recorded as a deferred financing cost and is being amortized over the term of the notes. Accordingly, $3,850 and $7,700 was amortized for the warrants for the three and six months ended June 30, 2008, respectively.

Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.50, expected life of five years; risk free interest rate of 3.9%; volatility of 70% and expected dividend yield of zero.

In July 2008, seven (7) note holders in the aggregate principal amount of $174,975 agreed to extend the maturity date of their convertible notes until October 31, 2008. In exchange for the extension of the maturity date, we reduced the conversion price of each convertible note to the lesser of: (i) $1.00 or (ii) eighty percent (80%) of the initial purchase price of the Common Stock in the Company’s public offering with gross proceeds of $5 million, and also issued promissory note warrants to purchase an aggregate of 174,975 shares of Common Stock at an exercise price of $1.00 per share. The exercise price is subject to adjustment as set forth in the warrant agreement, including the requirement that if the Company at any time prior to the expiration of the warrant, subject to certain exceptions, issues any shares or securities convertible into shares of Common Stock to a person other than the warrant holder for a consideration per share less than the exercise price in effect at the time of such issuance, then the exercise price must be immediately reset to such lower price. In the event any portion of the convertible note is converted prior to the effective date of the public offering, the conversion price will be $1.00 per share. Finally, the first convertible note issued in December 2007 in the principal amount of $50,000 matured in June 2008 and we prepaid the note prior to its maturity. Accordingly, such investor did not receive any promissory note warrants.

April 2008 convertible debentures

On April 25, 2008, the Company closed its private offering of 12% convertible debentures (“Debentures”) for aggregate gross proceeds of $855,000. In accordance with the terms of the private placement memorandum for the offering, the Company also issued the investors in the Debentures, an aggregate of 855,000 shares (“Additional Shares”) of its Common Stock. Pursuant to an Amended and Restated Selling Agreement (“Selling Agreement”) by and between the Company and a licensed broker-dealer, the Company paid cash commissions of $85,500 to the broker-dealer equal to 10% of the gross proceeds raised in the offering. At the closing, the Company issued the broker-dealer five-year warrants to purchase, at an exercise price of $1.00 per share, shares of Common Stock equal to 10% of the Additional Shares sold by the broker-dealer in the offering, or 85,500 shares of Common Stock (“Broker-Dealer Warrants”). The warrants contain cashless exercise provisions which are settled in shares and provide for piggy-back registration rights. The fair value of the broker-dealer warrants at the time of grant, determined by management to be $5,267 in the aggregate, was recorded as a deferred financing cost and is being amortized over the term of the notes.

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

8. NOTES PAYABLE (continued)

The maturity date of the Debentures is the earlier of: (i) the completion of a public offering (“Public Offering”) of the Company’s Common Stock resulting in gross proceeds of at least $5 million; or (ii) 180 days from April 25, 2008 (the “Debenture Maturity Date”). The Debentures accrue interest at the rate of 12% per annum, and any accrued and unpaid interest is payable in cash on the Debenture Maturity Date. Fifty percent (50%) of the unpaid principal amount of the Debentures, including any accrued and unpaid interest, is payable in cash on the Debenture Maturity Date. In addition, fifty percent (50%) of the outstanding and unpaid principal amount of the Debentures will mandatorily convert into Common Stock on the Debenture Maturity Date at a conversion rate equal to fifty percent (50%) of the purchase price of the Common Stock in the Public Offering. In the event the Company has not commenced a Public Offering by the Debenture Maturity Date, then the conversion price will be $0.50 per share. The relative fair value of the Additional Shares at the time of issuance, determined by management to be $124,231, was recorded as a debt discount and is being amortized over the term of the notes. In addition, the Company entered into a registration rights agreement with each investor which provides that the Company is required to file a registration statement with the SEC registering the Additional Shares and the shares of Common Stock underlying the Debentures within forty-five (45) days of April 25, 2008 (the “Filing Date”). The agreement provides that if the registration statement has not been filed by the Filing Date or declared effective within ninety (90) days of the Filing Date, the Company is required to pay the investors a two percent (2%) penalty, payable in cash or Common Stock, at the option of the Company. The Filing Date was June 9, 2008 and the registration statement was filed on August 5, 2008. The penalty, estimated to be $17,000, has been accrued but has not been paid by the Company or waived by the investors.

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

June 2008 convertible promissory note

On June 27, 2008, the Company issued a convertible promissory note in the principal amount of $50,000 to an investor, which accrues interest at a rate of 12% per annum on the aggregate unconverted and then outstanding principal amount, payable on the maturity date. The note matures the earlier of: (i) 180 days following the issue date, or (ii) five (5) business days from the date of closing by the Company of equity financing in the aggregate of not less than $5 million. The holder of the note may, at his option, elect to convert any outstanding and unpaid principal portion of convertible note, and any accrued and unpaid interest, into shares of Common Stock at a price per share which is the lesser of: (i) $1.00 or (ii) eighty percent (80%) of the initial purchase price of the Common Stock in the Public Offering, subject to adjustment in the event of a merger, or reclassification, subdivision or combination of the Company’s securities. In the event any portion of the note is converted prior to the commencement of the Public Offering, the conversion price is $1.00 per share. In addition, the note holder received an additional 50,000 shares of Common Stock at the time of the issuance of the note. These shares and the shares of Common Stock underlying the note both provide for “piggy-back” registration rights.

The principal balance and accrued interest due on the outstanding convertible promissory notes and debentures was $1,406,708 and $364,918 as of June 30, 2008 and December 31, 2007, respectively.

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

9.  ACCRUED COMPENSATION

On August 6, 2005, the Company entered into a verbal compensation agreement with a former key executive. The agreement provides for certain minimum compensation to be paid to the former executive not to exceed $10,000 per month. The compensation was due and payable for each month starting in August 2005 and ending in March 2007 but payment has been deferred by the former key executive. The balance related to the deferral of payment under the terms of this agreement was $69,311 at June 30, 2008 and December 31, 2007.

Seven current employees and one former employee also agreed to defer portions of their salaries during the quarter ended December 31, 2007 and the six months ended June 30, 2008. Total deferred compensation from these employees as of June 30, 2008 and December 31, 2007 was $196,321 and $70,906, respectively. Total deferred compensation from all employees as of June 30, 2008 and December 31, 2007 was $265,632 and $140,217, respectively and was recorded as accrued compensation in the accompanying condensed financial statements.

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

Related Party Notes and Loans Payable

Related party notes payable consist of the following:

	June 30, 2008	December 31, 2007
Notes payable to related parties, originated on November 15, 2007, due December 1, 2008, interest at 10% per annum	$64,000	$64,000
Loans from Lifesciences shareholders	38,376	-

Totals	$102,376	$64,000

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

10. RELATED PARTY TRANSACTIONS (continued)

Notes payable to related parties

On November 15, 2007, the Company issued unsecured promissory notes to four members of the Company’s management (related parties, one of whom was initially an investor at the time of the November 2007 issuance but was subsequently appointed a director and Chairman of the board of directors of the Company on March 7, 2008), in the aggregate principal amount of $64,000. These notes matured on December 1, 2007 and had a stated interest rate of 8% per annum and a default interest rate of 18% per annum. The Company failed to repay the notes, triggering an event of default under the provisions of the notes and on December 20, 2007, all holders agreed to extend the maturity date of the notes to the earlier of (a) an additional six (6) months from December 1, 2007 or (b) five (5) business days from the date a registration statement registering the securities of the Company, or its successor entity in the event of a merger or other business combination, for public sale is declared effective by the SEC. In addition, each note holder waived any and all past defaults, late charges (including default interest rates) and penalties under the notes in their entirety. On May 30, 2008, the note holders agreed to further extend the notes to the earlier of: (a) December 1, 2008, or (b) sixty (60) calendar days from the date a registration statement registering the securities of the Company for public sale is declared effective by the SEC. In addition, the May 2008 amendment increased the applicable interest rate to 10% per annum beginning June 1, 2008.

Loans from Lifesciences shareholders

The loans from Lifesciences’ shareholders were made at various times and various amounts during the period from June 2006 through October 2007. The loans are interest free so interest has been imputed in accordance with the provisions of Accounting Principles Board Opinion No. 21 at an average rate of 4.02%. In July 2008, the loans were converted into Common Stock and warrants of the Company, at a conversion price of $1.00 per share plus a one-half warrant to purchase a share of Common Stock of the Company for at an exercise price of $1.00 per share. Accordingly, the Company issued an aggregate of 38,376 shares of Common Stock and five-year warrants to purchase an aggregate of 19,188 shares of Common Stock.

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

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

10. RELATED PARTY TRANSACTIONS (continued)

July 2007 Note

In July 2007, the Company issued an unsecured promissory note in the principal amount of $75,000 to an existing shareholder, who is now an officer of the Company. As additional consideration for the purchase of the note, the Company issued the note holder five-year warrants to purchase 41,241 shares of Common Stock at an exercise price of $1.25 per share, which gives effect to the 75:1 Unit split (See Unit Split below in Note 11). The July 2007 note matured at the earlier of (i) 180 days from the date of issuance, or (ii) two days after the effective date of the Company’s Merger with Lifesciences (See Note 1) unless the note holder elected to convert his note. The note accrued interest at the rate of 10% per annum and was convertible into the Company’s Units at a price of $1.25 per Unit.

The relative fair value of the warrant at the time of grant, determined by management to be $13,522, was recorded as a debt discount and was amortized over the term of the note. Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.69, expected life of five years, risk free interest rate of 3.9%, volatility of 70% and expected dividend yield of zero.

Note Conversions

On December 20, 2007, the holders of the August 2006, February and March 2007 and July 2007 notes described above each agreed to convert the principal and accrued interest on the notes into an aggregate of 446,067 shares of the Company’s Common Stock on a one-to-one basis, including accrued interest. As additional consideration for the agreement to convert the notes into equity prior to the Merger, the Company issued the note holders five-year warrants to purchase an aggregate of 223,035 shares of Common Stock at the price of $1.25 per share, which was subsequently reduced to $1.00 per share in accordance with certain provisions in the warrant agreement that were triggered by the Company’s issuance of convertible debt with a conversion price of $1.00 per share on December 28, 2007. The Company recorded $123,664 in interest expense for the fair value of the warrants issued as a result of the conversion inducements.

Equipment Leases

In June 2008, William Kirby, D.O., our Medical Director and a member of our Board of Directors, purchased certain equipment which was being leased by the Company. The Company is negotiating three new equipment leases with Dr. Kirby to replace the leases held by outside parties but guaranteed by Dr. Kirby. The Company has accounted for these leases as capital leases based on the expected terms. See Note 12 below for additional information.

11. SHAREHOLDERS’ DEFICIT

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

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

11.  SHAREHOLDERS’ DEFICIT (continued)

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

Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock (a) at the option of the holder as long as such shares remain outstanding, and (b) automatically at the earlier of (i) March 1, 2009, (ii) ten calendar days following the closing of a private or public offering of the Company’s Common Stock with gross proceeds before expenses of not less than $5 million, or (iii) at any time, at the option of the Company, provided the Company’s Common Stock trades at an average price greater than $2.00 per share for ten consecutive trading days. The total number of outstanding shares of Series A Preferred Stock as of June 30, 2008 is 10,940 shares.

The Company was required to register the shares of Common Stock underlying both the shares of Series A Preferred Stock and the warrants issued to the holders of the Series A Preferred Stock within 45 days of completion of the Merger or pay a penalty. The required registration statement was filed on August 5, 2008. As of August 18, 2008, the penalty, estimated to be $31,000, has been accrued but has not been paid by the Company or waived by the holders.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space and certain office equipment under noncancelable operating lease agreements. Occupancy lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years. As of June 30, 2008, the approximate aggregate minimum future payments required on the operating leases are as follows:

July 1 through December 31, 2008	$95,508
2009	158,334
2010	107,358
2011	24,207
2012	-

$385,407

 DR. TATTOFF, INC.
(formerly Lifesciences Opportunities Incorporated)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (continued)

Rent expense was $42,493 and $127,761 for the three and six months ended June 30, 2008, respectively, compared to $42,622 and $85,321 for the three and six months ended June 30, 2007, respectively. Rent expense for the three and six months ended June 30, 2008 includes $0 and $42,762, respectively, for corporate office space rent under a sublease agreement, which has expired.

Capital Lease Obligations

As of June 30, 2008, the future minimum capital lease payments are as follows:

July 1 through December 31, 2008	$27,900
2009	66,614
2010	66,614
2011	66,614
2012	66,614
2013	46,676
Thereafter	143,285
Total minimum lease payments	484,317
Less amount representing interest	164,173
Present value of minimum lease payments	320,144
Less current installments	27,533

Long-term obligations as of June 30, 2008	$292,611

Guarantees

Dr. William Kirby, the Company’s director and Medical Director, personally guaranteed certain of the Company’s lease obligations. These obligations include three real estate leases associated with laser clinics the Company operates in Irvine, Encino and Beverly Hills, California. Dr. Kirby also guaranteed certain of the Company’s equipment leases until they were refinanced in the form of direct leases between the Company and Dr. Kirby in June 2008. See Note 10.

13. OTHER SUBSEQUENT EVENTS

On July 18, 2008, the Company sold an investor 200 units, each unit consisting of a 12% convertible debenture in the principal amount of $1000 and 1,000 shares of the Company’s Common Stock for aggregate gross proceeds of $200,000. In connection with the sale, the Company paid selling agent commissions of $20,000 to the Company’s selling agent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context specifies otherwise, the “Company”, “we,” “us” and “our” refers to the business of DRTATTOFF, LLC (“Dr. TATTOFF®”) which merged on February 11, 2008 (the “Merger”) with and into Lifesciences Opportunities Incorporated (“Lifesciences”), a Florida corporation, now known as Dr. Tattoff, Inc. and of the combined company thereafter. In addition, unless the context specifies otherwise, references to “shareholder(s)” or “shares of Common Stock” refer to ownership of shares of the combined company following the Merger and “members” and “units of membership interests of Dr. TATTOFF®” prior to the Merger.

The following discussion and analysis presents a review of the operating results of the Company for the three and six months ended June 30, 2008 and June 30, 2007, and the financial condition of the Company at June 30, 2008 and December 31, 2007. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein.

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

Overview

Dr. TATTOFF® was organized in August 2004 as a California limited liability company to provide marketing and practice management services to licensed physicians who perform primarily laser tattoo removal services. We currently derive all of our revenue from a management services agreement with a contracting physician under which we provide management, administrative, marketing and support services, insurance, equipment and the clinical site and the contracting physician’s medical personnel provide laser tattoo removal services.

On February 11, 2008, Dr. TATTOFF® completed a merger with Lifesciences. Lifesciences was incorporated under the laws of the State of Florida on January 12, 2004, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lifesciences had no operations prior to the Merger with Dr. TATTOFF®, other than issuing shares of its common stock to its original shareholders and conducting a private offering of shares of its common stock in January and February 2008.

In accordance with the Merger Agreement, Dr. TATTOFF®’s members holding an aggregate of 7,946,067 outstanding units of membership interests of Dr. TATTOFF® (“Units”), representing 88.3% of the total Units outstanding received shares of the Company's common stock, par value $.0001 (“Common Stock”) on a one-for-one basis. In addition, members holding an aggregate of 1,052,500 Units, representing 11.7% of the total Units outstanding, received shares of newly issued Series A Preferred Stock with a face value of $100 per share (“Series A Preferred Stock”), whereby one share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.00 per share, subject to certain conditions as set forth in the Series A Preferred Stock Certificate of Designation.

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

Our Business

We currently operate three clinics in Southern California. We opened our first clinic in Beverly Hills in July 2004, a second clinic in Irvine in June 2005, and a third clinic in Encino in March 2006. Laser tattoo removal is performed using a MedLite® C6 laser by trained nurses under the supervision of a licensed physician for quality control throughout the treatment. The physician’s practice, for which we provide management services, has performed over 21,000 laser tattoo removal treatments in our clinics in Southern California since 2004. Development of clinical sites and management of laser tattoo removal clinics is our core business and currently all of our revenues are derived from the fees collected under our management agreement. To date, all of our revenue has been derived from management services rendered to an entity managed and solely owned by Dr. William T. Kirby, our Medical Director and member of our board of directors. In order to substantially expand our business, we will need to enter into management services agreements with other physicians. While we believe that there are an adequate number of physicians who will find our service and economic offering attractive, we have not entered into any other agreements to date and can not be certain that we will be able to do so.

 Our management services fee is based on a percentage of the contracting physician’s gross revenues, which revenues are primarily a function of the size and characteristics of the tattoo that is to be removed. Our tattoo removal clinics have a relatively high degree of operating leverage due to the fact that many of the costs are fixed in nature. As a result, the contracting physician’s procedure volume can have a significant impact on our level of profitability since we operate under a fixed percentage of gross revenues arrangement.

Our management service fees are affected by a number of factors, including but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo removal industry. Our revenues have continued to increase in relatively unfavorable economic conditions, however, we do not have sufficient history to predict what may occur if economic conditions in the United States further deteriorate. We believe that our typical customer is young, educated and affluent with adequate disposable income to afford our service. However, tattoo removal is discretionary for most individuals and they may delay or forego removal if faced with a reduction in income or increase in non-discretionary expenses.

Our operating costs and expenses include:

•
Management services expenses, including clinic facilities and related costs to operate the clinics, laser equipment, maintenance costs, medical supplies, clinic non-medical staff expenses, collections and insurance;

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

Results of Operations

As a result of the treatment of the Merger as a “reverse merger” with a public shell company, the historical statements of operations are those of Dr. TATTOFF®, as further explained in Notes 1 and 2 to the Company’s unaudited financial statements for the three and six month periods ended June 30, 2008 and 2007 included in this Form 10-Q. In addition, effective April 16, 2008, our board of directors elected to change our fiscal year end from January 31st to December 31st, the fiscal year end of Dr. TATTOFF®.

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	100%	100%	100%	100%
Management Services Expenses	71%	56%	74%	58%
General & Administrative Expenses	134%	64%	155%	46%
Marketing and Advertising	15%	50%	13%	54%
Depreciation & Amortization	6%	7%	6%	8%
Net Operating Loss	127%	78%	148%	66%
Interest Expense	64%	27%	38%	16%

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues increased by approximately $110,000, or 45%, to approximately $357,000 for the three months ended June 30, 2008 compared to approximately $247,000 for the three months ended June 30, 2007. The increase in revenue was primarily due to an increase in the number of calendar days that our clinics were operational in 2008 versus 2007. In 2008, our three clinics were in operation for a total of 186 days compared to only 106 days in 2007. The increased number of operating days primarily occurred in our Encino and Irvine locations. The increased revenue for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007 was not proportionate to the increase in operating days because our revenue per day in the newer Encino and Irvine locations is lower than our revenue per operating day in Beverly Hills. Average revenue per clinic per day in operation was approximately $1,930 for the three months ended June 30, 2008, compared to $2,330 for the three months ended June 30, 2007.

Management services expenses increased by 85% in the aggregate and 15% as a percentage of revenues to approximately $254,000 for the three months ended June 30, 2008 versus approximately $137,000 for the three months ended June 30, 2007. Labor and labor related costs increased by $87,000, accounting for 75% of the total increase in management services expenses. As previously indicated in the discussion of revenues, the operating clinics were open additional calendar days during the three months ended June 30, 2008 when compared with the three months ended June 30, 2007. As a result, the number of full-time equivalent personnel increased. Additionally, the base compensation we paid our clinic managers increased effectively 100% early in the 2008 fiscal year.

General and administrative expenses increased by 202% in the aggregate and 70% as a percentage of revenues to approximately $480,000 for the three months ended June 30, 2008 versus approximately $159,000 for the three months ended June 30, 2007. Labor costs increased approximately $90,000, accounting for 23% of the total increase in general and administrative expenses.

Other categories of general and administrative expenses that increased significantly for the three months ended June 30, 2008 versus the three months ended June 30, 2007 included:

•	Legal fees increased by $36,000 due to expenses associated with our public status and fundraising initiatives;

•	Accounting and auditing fees increased by approximately $110,000 as we completed our 2007 and 2006 audits in anticipation of a public offering of our stock;

•	Outside services costs increased by $23,000 for temporary consulting, clerical, information technology, and operations personnel; and

•	Insurance costs increased by $17,000, for public company director and officer coverage and tail coverage related to our operations.

Marketing and advertising expenses decreased 57% in the aggregate and 35% as a percentage of revenues to approximately $53,000 for the three months ended June 30, 2008 versus approximately $125,000 for the three months ended June 30, 2007. Our management services agreement with our physician provider was amended effective January 1, 2008 resulting in a different methodology for determining the responsibility between the parties, accounting for the cost decrease.

Depreciation and amortization expenses increased by 28% in the aggregate and decreased 1% as a percentage of revenue to approximately $23,000 for the three months ended June 30, 2008 versus approximately $18,000 for the three months ended June 30, 2007. The increase is primarily related to capital expenditures made in the third quarter of calendar 2007.

Interest expense increased by 246% in the aggregate and 37% as a percentage of revenue to approximately $229,000 for the three months ended June 30, 2008 versus approximately $66,000 for the three months ended June 30, 2007. We incurred substantial debt to fund our operations commencing in June of 2007. As we have relied on short-term debt to finance our operations, deferred financing costs and amortized debt discount costs charged to interest expense have resulted in much higher interest expense. In addition, we recorded approximately $48,000 in penalties for failure to timely file the registration statement required under registration rights agreements with the holders of our Series A Preferred Stock and April 2008 Convertible Debentures.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues increased approximately by $183,000, or 39%, to approximately $657,000 for the six months ended June 30, 2008 compared to approximately $473,000 for the six months ended June 30, 2007. The increase in revenue was primarily due to an increase in the number of calendar days that our clinics were operational in 2008 versus 2007. In 2008, our three clinics were in operation for a total of 367 days compared to only 198 days in 2007. Of the increase in operational days of 169, the Irvine location accounted for 93 days, Encino accounted for 60, and Beverly Hills accounted for 16 The increased revenue for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 was not proportionate to the increase in operating days because our revenue per day in the newer Encino and Irvine locations is lower than our revenue per operating day in Beverly Hills. Average revenue per clinic per day in operation was approximately $1,794 for the six months ended June 30, 2008, compared to $2,391 for the six months ended June 30, 2007.

Management services expenses increased by 75% in the aggregate and 16% as a percentage of revenues to approximately $483,000 for the six months ended June 30, 2008 versus approximately $276,000 for the six months ended June 30, 2007. Labor and labor related costs increased by $189,000, accounting for 91% of the total increase in management services expenses. As previously indicated in the discussion of revenues, the operating clinics were open additional calendar days during the six months ended June 30, 2008 when compared with the six months ended June 30, 2007. As a result, the number of full-time equivalent personnel increased. Additionally, the base compensation we paid our clinic managers increased effectively 100% early in calendar 2008. Two more highly paid corporate personnel were assigned operating responsibilities for two of our clinical operations as a means to retain their services.

General and administrative expenses increased by 362% in the aggregate and 109% as a percentage of revenues to approximately $1,016,000 for the six months ended June 30, 2008 versus approximately $220,000 for the six months ended June 30, 2007. Labor costs increased by approximately $301,000, accounting for 35% of the total increase in general and administrative expenses. We added nineteen (19) general and administrative members of personnel in the fourth quarter of 2007, up from two (2) for the three months ended March 31, 2007, in anticipation of launching our full-scale expansion plans. When the necessary funds to proceed with these plans were not available, we began to reduce our administrative costs through layoffs at the end of 2007 and during the first quarter of 2008. Additionally, we incurred approximately $25,000 in incentive compensation expense associated with warrants issued to the Company’s former Chief Financial Officer that vested upon the completion of the Merger on February 11, 2008.

Other categories of general and administrative expenses that increased significantly for the six months ended June 30, 2008 versus the six months ended June 30, 2007 included:

•	Legal fees increased by $154,000 due to expenses associated with the Merger between Dr. TATTOFF® and Lifesciences, our public status and fundraising initiatives;

•	Accounting and auditing fees increased by approximately $108,000 as we completed our 2007 and 2006 audits in anticipation of a public offering of our stock;

•	Corporate office occupancy expenses increased by $51,000. A second corporate office location was opened at the end of the third quarter of 2007 and this office was closed at the end of March 2008.

•	Outside services costs increased by $47,000 for temporary consulting, clerical, information technology, and operations personnel; and

•	Insurance costs increased by $31,000, for public company director and officer coverage.

Marketing and advertising expenses decreased 66% in the aggregate and 41% as a percentage of revenues to approximately $86,000 for the six months ended June 30, 2008 versus approximately $257,000 for the six months ended June 30, 2007. Our management services agreement with our physician provider was amended effective January 1, 2008 resulting in a different methodology for determining the responsibility between the parties, accounting for the cost decrease.

Depreciation and amortization expenses increased by 19% in the aggregate and decreased 2% as a percentage of revenue to approximately $43,000 for the six months ended June 30, 2008 versus approximately $36,000 for the six months ended June 30, 2007. The increase is primarily related to capital expenditures made in the third quarter of 2007.

Interest expense increased by 232% in the aggregate and 22% as a percentage of revenue to approximately $251,000 for the six months ended June 30, 2008 versus approximately $76,000 for the six months ended June 30, 2007. We incurred substantial debt to fund our operations commencing in June of 2007. As we have relied on short-term debt to finance our operations, deferred financing costs and amortized debt discount costs charged to interest expense have resulted in much higher interest expense. In the six months ended June 30, 2008, we charged approximately $67,000 and $57,000 in deferred financing costs and debt discount to interest expense, respectively. In addition, we recorded approximately $48,000 in penalties for failure to timely file the registration statement required under registration rights agreements with the holders of our Series A Preferred Stock and April 2008 Convertible Debentures.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have funded our operations from revenue from our management services, member contributions when we were organized as a limited liability company prior to the Merger, and long and short-term debt. As of June 30, 2008, we had negative working capital of approximately $2.47 million. Our current assets at June 30, 2008 were approximately $115,000, which consisted primarily of prepaid insurance and offering costs. Our current liabilities were approximately $2.6 million which consisted primarily of approximately $875,000 in trade accounts payable and accrued expenses, approximately $1,416,000 in related party loans and other notes and debentures payable, approximately $28,000 in current portion of long-term capital lease obligations and $266,000 in accrued compensation.

In June and July 2007, we issued two unsecured convertible promissory notes to two accredited investors in the amount of $150,000 each. The June and July notes matured at the earlier of (i) the date which is 180 days following the issue date, or (ii) the date which is two (2) days after the effective date of the Merger, unless either note holder elects to convert his respective note. The June 2007 note matured on December 12, 2007, and we were in default on the note. On March 3, 2008, the holder of the June 2007 note agreed to extend the time for repayment of the note until April 3, 2008, provided that we execute a Confession of Judgment in favor of the note holder and agreed to pay the note holder’s attorney’s fees of $5,000. On April 10, 2008, we repaid the note in full in the amount of $167,654, including interest and $5,000 in attorney’s fees. The July 2007 note matured in January 2008 and the Company defaulted. The Company made a $25,000 payment to the note holder on July 28, 2008. On August 19, 2008, the Company entered into an extension agreement with the note holder pursuant to which the note holder waived any and all past defaults (including penalties) and agreed to extend the maturity date of the note until October 31, 2008. In addition, the Company agreed to pay certain portions of the remaining outstanding principal and accrued interest on specified dates prior to maturity. The balance of the July 2007 note, including accrued interest, was $164,219 and $156,740 as of June 30, 2008 and December 31, 2007, respectively. As additional consideration for the investors purchasing the notes, we issued the note holders five-year warrants to purchase an aggregate of 164,966 shares of our Common Stock at an exercise price of $1.25 per share. Additionally, we issued five-year warrants to a broker-dealer to purchase 15,000 shares of our Common Stock at an exercise price of $1.25 per share in connection with the issuance of the July 2007 note.

In December 2007, we issued a secured convertible promissory note to an accredited investor in the amount of $50,000. In January and February 2008, we issued an additional 12 secured convertible promissory notes to 12 individual accredited investors in varying amounts aggregating to $299,975. The notes bear interest at a rate of 10% per annum and mature the earlier of: (i) six months from the date of issuance, or (ii) five business days from the date of closing by the Company of equity financing in the aggregate of not less than $5 million unless the note holders elect to convert their notes prior to maturity. A director and former officer of our Company pledged 16.71% of his 38.19% interest in Pacific Holdings Syndicate, LLC, our majority shareholder, as collateral for the timely repayment of the obligations under the convertible promissory notes. In connection with the December 2007 through February 2008 transactions, we issued an additional 34,998 five-year warrants to a licensed broker-dealer, with an exercise price of $1.00 per share. The warrants contain cashless exercise provisions and piggy-back registration rights.

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

In April 2008, we issued convertible debentures to 13 accredited investors for gross proceeds of $855,000. The maturity date of the debentures is the earlier of the completion of a public offering of our securities with gross proceeds of at least $5 million or 180 days from the date of issuance of the debentures. Interest on the unpaid balance accrues at twelve percent (12%) per annum until paid or converted. Fifty percent of the unpaid principal balance and all accrued and unpaid interest are to be repaid to the investors upon maturity. The remaining fifty percent of the unpaid principal balance is to be mandatorily converted into shares of our Common Stock at a price per share equal to 50% of the public offering price per share. If we have not commenced a public offering by the maturity date, the conversion price will be $0.50 per share.

In connection with the issuance of these debentures we also entered into a registration rights agreement with each investor which provides that we are required to file a registration statement with the SEC registering the shares underlying the debentures on or before June 9, 2008. If the registration statement has not been filed by such date or declared effective within ninety (90) days of such filing date, we are required to pay the investors a two percent (2%) penalty, payable in cash or kind, at our option. We did not file the registration statement until August 5, 2008 and we can not predict the date when such registration statement will be declared effective. As a result, we are obligated to pay the penalty specified in the registration rights agreement which will require the use of cash or result in the issuance of additional shares of Common Stock. The penalty, estimated to be $17,000, has been accrued but has not been paid by the Company or waived by the investors.

On June 27, 2008, we issued a convertible promissory note in the principal amount of $50,000 to an investor, which accrues interest at a rate of 12% per annum on the aggregate unconverted and then outstanding principal amount, payable on the maturity date. The note matures the earlier of: (i) 180 days following the issue date, or (ii) five (5) business days from the date of closing by our Company of equity financing in the aggregate of not less than $5 million. The holder of the note may, at his option, elect to convert any outstanding and unpaid principal portion of convertible note, and any accrued and unpaid interest, into shares of our Common Stock at a price per share which is the lesser of: (i) $1.00 or (ii) eighty percent (80%) of the initial purchase price of the common stock in our planned public offering, subject to adjustment in the event of a merger, or reclassification, subdivision or combination of our securities. In the event any portion of the note is converted prior to the commencement of the public offering, the conversion price is $1.00 per share. In addition, the note holder received an additional 50,000 shares of our Common Stock. These shares and the shares of Common Stock underlying the note both have “piggy-back” registration rights.

Net cash used in operating activities was approximately $636,000, $127,000, $912,000 and $188,000 for the three months ended June 30, 2008 and June 30, 2007 and six months ended June 30, 2008 and June 30, 2007, respectively. The primary reason for the increase in cash used for operations was an increase in net loss from approximately $258,000 for the three months ended June 30, 2007 to $682,000 for the comparable period in 2008 and approximately $391,000 for six months ended June 30, 2007 to approximately $1,223,000 in 2008. Non-cash charges included in the net loss reduced the cash used in operations. These non-cash charges included depreciation and amortization; amortization of note discount and financing costs; the value of warrants issued to induce debt conversion; and other costs that were settled through the issuance of ownership interests. In addition, changes in current liabilities impacted the amount of cash used in operations.

Net cash used in investing activities was approximately $60,000, $(7,000), $81,000 and $22,000 for the three months ended June 30, 2008 and June 30, 2007 and six months ended June 30, 2008 and June 30, 2007, respectively. Capital expenditures for equipment and expenditures for deferred financing costs accounted for the majority of the changes.

Net cash provided by financing activities was approximately $696,000, $116,000, $993,000 and $241,000 for the three months ended June 30, 2008 and June 30, 2007 and six months ended June 30, 2008 and June 30, 2007, respectively. The Company has entered into debt and equity financing agreements to fund its operating losses.

Going Concern Considerations

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in our unaudited financial statements as of and for the three and six month periods ended June 30, 2008, we had a substantial working capital deficiency, have recurring net losses, and have incurred net cash outflows from operating activities. At June 30, 2008, we had an accumulated deficit of approximately $3.6 million, negative working capital of $2.5 million and have suffered significant losses since inception. These factors raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During 2007 and through August 2008, we raised funds through the issuance of convertible promissory notes with investors and through the private placement of securities to accredited investors to provide additional working capital. We intend to provide for additional working capital by future private and/or public placement financings of debt or equity securities. There can be no assurance that such financings will be available on acceptable terms, or at all.

Although we have been able to fund our current operating needs with collections from management services, short-term financing and equity funds, we will need to raise a significant amount of cash through the sale of capital stock to sufficiently fund our planned operations, which will create significant dilution to our existing investors. As described above, we have incurred debt in the form of promissory notes, convertible promissory notes, and convertible debentures totaling approximately $1.4 million to fund these deficits. We believe that based on current revenue projections, cash flow from operations should be sufficient to meet our operating cash requirements and allow us to continue as a going concern through 2008 other than these obligations. However, increases in expenses or delays or failure to achieve our revenue growth through increasing the number of new clinics may adversely impact our ability to raise the necessary capital and may require further cost reductions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include those related to the debt discount and those associated with the realization of long-lived assets.

Revenue Recognition

Our revenues are derived from management services provided to a contracting physician. We provide non-medical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues as defined in the management agreement with no upfront fees paid by the contracting physician. Under the management service agreement with the contracting physician, there is no right to refund or rejection of services. For additional information concerning the management agreement, see Note 10 to our unaudited financial statements for the three and six month periods ended June 30, 2008 and 2007 included in this Form 10-Q. We recognize revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Management services fees are paid to us by the contracting physician on a bi-weekly basis as earned, which is when we have substantially performed management services pursuant to the terms of the management service agreement with the contracting physician.

Deferred Tax Assets

Deferred tax assets are recorded net of a valuation allowance. The valuation allowance reduces the carrying amount of deferred tax assets to an amount the Company’s management believes is more likely than not realizable. In making the determination, projections of taxable income (if any), past operating results, and tax planning strategies are considered.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Through June 30, 2008, there have been no such losses.

Valuation of Member Interests and Warrants

In February and March 2007, we issued promissory notes to members of our management and as additional consideration for the purchase of the notes, the note holders received a five percent (5%) equity position in our Company as of the date of the issuance. On a post-Merger basis, the ownership interest of our shareholders who loaned funds to our Company was decreased to 3.6%. The relative fair value of these positions at the time of grant was recorded as a debt discount and is being amortized over the term of the notes. Management estimated the fair value of our Company to be approximately $4.2 million based upon a recent sale of equity at the time of issuance.

In June and July 2007, we issued two unsecured promissory notes and as additional consideration for the loans, the note holders received warrants to purchase shares of Common Stock. The relative fair values of the warrants at the times of grants, $54,090, were recorded as debt discounts and were amortized over the term of the notes. Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: expected life of five years; risk free interest rate of 3.9%; volatility of 75% and expected dividend yield of zero. Additionally, we issued 15,000 five-year warrants to a licensed broker-dealer in connection with the July 2007 note. The fair value of the broker-dealer warrants at the time of grant, determined by management to be $4,918 in the aggregate, was recorded as a deferred financing cost and was amortized over the term of the notes.

In July 2007, we issued an unsecured promissory note to an existing shareholder, who is presently an officer of the Company. As additional consideration for the purchase of the note, we issued the note holder five-year warrants to purchase 41,241 shares of Common Stock at an exercise price of $1.25 per share. The relative fair value of the warrants at the time of grant, determined by management to be $13,522, was recorded as a debt discount and was amortized over the term of the note. Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.69, expected life of five years, risk free interest rate of 3.9%, volatility of 70% and expected dividend yield of zero.

In December 2007 through February 2008, we issued 34,998 five-year warrants to a licensed broker-dealer, with an exercise price of $1.00 per share. The warrants contain cashless exercise provisions and piggy-back registration rights. The relative fair value of the warrants at the time of grant, determined by management to be $7,700, was recorded as a deferred financing cost and is amortized over the term of the notes. Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.50, expected life of five years; risk free interest rate of 3.9%; volatility of 70% and expected dividend yield of zero.

On December 20, 2007, the four related party holders of notes issued in August 2006, and February, March and July 2007 agreed to convert the principal and accrued interest on the notes into an aggregate of 446,067 shares of our Common Stock. As additional consideration for the agreement to convert the notes into equity prior to the Merger, we issued the note holders five-year warrants to purchase an aggregate of 223,035 shares of Common Stock at the price of $1.25 per share, which was subsequently reduced to $1.00 per share in accordance with the terms of the warrant agreement. We recorded $123,664 in interest expense for the fair value of the warrants issued as a result of the conversion inducements.

During February 2008, the former interim Chief Financial Officer of the Company was issued five-year warrants to purchase 50,000 shares of Common Stock at a price of $.80 per share in accordance with the terms of an Employment Letter of Understanding, effective June 16, 2007. We have estimated the fair value of the warrants granted as $24,762 which was charged to incentive compensation during the three months ended March 31, 2008.

In April 2008, we issued 85,500 five-year warrants to a licensed broker-dealer, with an exercise price of $1.00 per share. The warrants contain cashless exercise provisions and piggy-back registration rights. The relative fair value of the warrants at the time of grant, determined by management to be $5,267, was recorded as a deferred financing cost and is amortized over the term of the notes. Management estimated the fair value of the warrants based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.17, expected life of five years; risk free interest rate of 3.98%; volatility of 70% and expected dividend yield of zero.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 did not have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on our financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We are currently evaluating the impact of adopting SFAS 161 on our financial position, cash flows, and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. We are currently evaluating the impact of adopting SFAS 162 on our financial position, cash flows, and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP APB 14-1 on our financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our financial position, cash flows, and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC in part because of our late filing of our interim report on Form 10-Q for the period ended March 31, 2008. In addition, our lack of the necessary depth of personnel with sufficient technical accounting expertise caused a delay in completing the unaudited financial statements for such period which are included in this Form 10-Q. We believe that adequate steps are now being taken by our management to reduce this risk on a going-forward basis. Our management is seeking to hire additional personnel to assist with the preparation of financial statements, subject to the availability of adequate funds, and make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness and will make appropriate disclosures regarding any observations and changes as required in future periods.

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

Internal Control

Prior to the Merger with Lifesciences, Dr. TATTOFF® was a private company and thus for the period covered by this report had not established and maintained a system of internal controls over financial reporting in compliance with Exchange Act Rule 13a-15(f) and 15d-15(f))(“Internal Controls”). This Form 10-Q for the period ended June 30, 2008 is our second post-Merger filing of a periodic report that includes financial statements reflecting the historical results of Dr. TATTOFF® prior to the Merger, as well as that of the combined company following the Merger. As a result, our management has not currently designed such Internal Controls or caused such Internal Controls over financial reporting to be designed under its supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have not been any changes in the existing system of internal controls during the quarter with respect to Dr. TATTOFF that have materially affected or are reasonably likely to materially affect internal control.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are currently dependent upon a single physician who works in all three of our clinics for all of our operating revenue.

Our management services agreement with William Kirby, D.O., Inc. (“Kirby Inc.”), an entity managed and solely owned by Dr. William T. Kirby, our Medical Director and member of our board of directors, is currently our sole source of revenue. Any material failure of Dr. Kirby to fulfill his obligations under the management services agreement would materially adversely affect our financial results. In addition, we do not maintain key man life insurance on Dr. Kirby.  In the event that we were to lose the services of Dr. Kirby, our operations would be materially adversely affected and if we are not able to find a suitable replacement quickly, our operations would likely have to cease altogether.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We own the rights to the registered trademark Dr. TATTOFF® and rights to certain domain names, which we believe are valuable assets. We seek to protect our intellectual property assets through trademark and other intellectual property laws of the United States, and through contractual provisions wherever possible. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights. In addition, effective trademark and intellectual property protection may not be available or cost-effective in any other country in which our web site and media properties are made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages. Further, while we will attempt to ensure that the quality of our brand is maintained through restrictions in the licenses we grant contracting physicians, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our services. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

Failure of our contracting physicians to meet customers’ expectations or deliver expected performance in laser tattoo removal services could result in losses, lawsuits and negative publicity, which will harm our business.

If the laser tattoo removal services offered by our current or future contracting physician(s) fail to perform in the manner expected by their patients, then our revenues may be delayed or lost due to adverse customer reaction, negative publicity about us and the services provided by our contracting physicians, which could adversely affect our contracting physician’s ability to attract or retain customers. Furthermore, disappointed customers may initiate claims for substantial damages against us, regardless of our responsibility for such failure. Such risk could result in professional liability, malpractice, product liability, or other claims brought against us or our contracting physicians based upon injuries or alleged injuries associated with a defect in a laser’s performance or malpractice by a physician, technician or other health care professional. Some injuries or defects may not become evident for a number of years. Significant lawsuits against us could subject us to significant judgments and damage our reputation. In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2008, we issued a convertible promissory note in the principal amount of $50,000 to an accredited investor, which accrues interest at a rate of 12% per annum on the aggregate unconverted and then outstanding principal amount, payable on the maturity date. The note matures the earlier of: (i) 180 days following the issue date, or (ii) five (5) business days from the date of closing by our Company of equity financing in the aggregate of not less than $5 million. The holder of the note may, at his option, elect to convert any outstanding and unpaid principal portion of the convertible note, and any accrued and unpaid interest, into shares of our Common Stock at a price per share which is the lesser of: (i) $1.00 or (ii) eighty percent (80%) of the initial purchase price of the Common Stock in our public offering, subject to adjustment in the event of a merger, or reclassification, subdivision or combination of our securities. In the event any portion of the note is converted prior to the commencement of the public offering, the conversion price is $1.00 per share. In addition, the note holder received an additional 50,000 shares of our Common Stock.

The above issuance of securities was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. No underwriters or brokers were employed in the transaction. The securities will be deemed restricted securities for purposes of the Securities Act. A legend will be placed on the stock certificates providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Except as set forth above, there were no other sales of our unregistered securities during the three months ended June 30, 2008 that were not previously reported on a Current Report on Form 8-K (“Form 8-K”) filed with the SEC.

Item 3. Defaults upon Senior Securities.

The Company’s $150,000 promissory note payable to an accredited investor matured on January 16, 2008 and bears interest at a rate of 10% per annum. A payment of $25,000 was made on July 28, 2008. As of August 18, 2008, we owed a total of $141,177 in principal and interest in arrears under the promissory note. The promissory note provides that our failure to pay timely any amount due thereunder constitutes an event of default. Upon an occurrence of an event of default under the promissory note, the entire unpaid balance of the principal sum and interest then accrued bears interest at the same rate of 10% per annum on the unpaid balance until paid. On August 19, 2008, the Company entered into an extension agreement with the note holder pursuant to which the note holder waived any and all past defaults (including penalties) and agreed to extend the maturity date of the note until October 31, 2008. In addition, the Company agreed to pay certain portions the remaining outstanding principal and accrued interest on specified dates prior to maturity.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 1, 2008, we received the written consent, in lieu of a meeting of shareholders, from the holder of 6,712,500 shares (64.1%) of our outstanding Common Stock, approving an amendment to our articles of incorporation to change our corporate name from “Lifesciences Opportunities Incorporated” to “Dr. Tattoff, Inc.” We filed a definitive information statement regarding the name change amendment with the SEC on April 28, 2008.

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

3.4
Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Florida on May 19, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

4.1	Form of 12% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).
4.2	Form of Underwriter's Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

4.3	Form of Unit Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).
4.4	Form of Class A Warrant Certificate.(incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).
4.5	Form of Class B Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.1
Management Services Agreement between Dr. TATTOFF®, LLC and William Kirby, D.O., dated December 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.2
Amendment to Management Services Agreement between Dr. TATTOFF®, LLC and William Kirby, D.O., dated August 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.3
Amendment to Management Services Agreement between Dr. TATTOFF®, LLC, William Kirby, D.O. and William Kirby, D.O., Inc., dated December 31, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on May 15, 2008).

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

10.10
Finder’s Fee Warrants issued by Dr. TATTOFF®, LLC in favor of Dawson James Securities, Inc., dated July 23, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

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

10.16
Form of Common Stock Purchase Warrant issued by the Company in connection with the issuance of shares of Series A Preferred Stock (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.17
Form of Registration Rights Agreement between the Company and holders of shares of Series A Preferred Stock (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

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

10.27
Note Extension Agreement between Dr. TATTOFF®, LLC and certain Noteholders, dated December 20, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.28
Note Conversion Agreement between Dr. TATTOFF®, LLC and certain Noteholders, dated December 20, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.29
Second Note Extension Agreement between the Company and certain Noteholders, dated May 30, 2008 (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.30
Common Stock Purchase Warrant issued by the Company in favor of Howard Sampson, dated February 11, 2008 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.31
Promissory Note issued by Dr. TATTOFF®, LLC in favor of James Morel, in the principal amount of $12,000, dated November 15, 2005 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.32
Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of James Morel, in the principal amount of $12,000, dated July 2, 2007 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.33
Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $12,000, dated November 15, 2005 (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.34
Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $12,000, dated July 3, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.35
Promissory Note issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $12,000, dated November 15, 2005 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.36
Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $12,000, dated July 3, 2007 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.37
Convertible Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $138,000, dated February 15, 2007 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.38
Convertible Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $25,000, dated February 27, 2007 (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.39
Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $75,000, dated March 29, 2007 (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.40
Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $52,000, dated February 25, 2007 (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.41
Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Scott Woodruff, in the principal amount of $10,000, dated February 15, 2007 (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.42
Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Scott Woodruff, in the principal amount of $50,000, dated August 18, 2006 (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.43
Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, in the principal amount of $75,000, dated July 20, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.44
Unit Purchase Warrant issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, dated July 20, 2007 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.45
Employment Letter of Understanding by and between Dr. TATTOFF®, LLC and Howard Sampson (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.46
Placement Agency Agreement between Dr. TATTOFF®, LLC and Brookshire Securities Corporation, dated June 25, 2007. (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.47
Note Conversion Agreement between the Company and certain Noteholders, dated July 22, 2008 (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.48
Convertible Promissory Note, issued by the Company in favor of an investor, in the principal amount of $50,000, dated June 27, 2008. (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.49
Amendment No. 1 to the Amended and Restated Selling Agreement, dated July 11, 2008, by and between the Company and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.50	Note Extension Agreement between the Company and a certain Noteholder, dated August 19, 2008.*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

Date: August 20, 2008	By:	/s/ John P. Keefe
John P. Keefe, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: August 20, 2008	By:	/s/ Mark A. Edwards
Mark A. Edwards, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated September 7, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2007).
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

3.4
Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Florida on May 19, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

4.1	Form of 12% Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008).
4.2	Form of Underwriter's Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

4.3	Form of Unit Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).
4.4	Form of Class A Warrant Certificate.(incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).
4.5	Form of Class B Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.1
Management Services Agreement between Dr. TATTOFF®, LLC and William Kirby, D.O., dated December 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.2
Amendment to Management Services Agreement between Dr. TATTOFF®, LLC and William Kirby, D.O., dated August 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.3
Amendment to Management Services Agreement between Dr. TATTOFF®, LLC, William Kirby, D.O. and William Kirby, D.O., Inc., dated December 31, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on May 15, 2008).

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

10.10
Finder’s Fee Warrants issued by Dr. TATTOFF®, LLC in favor of Dawson James Securities, Inc., dated July 23, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

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

10.16
Form of Common Stock Purchase Warrant issued by the Company in connection with the issuance of shares of Series A Preferred Stock (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.17
Form of Registration Rights Agreement between the Company and holders of shares of Series A Preferred Stock (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

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

10.27
Note Extension Agreement between Dr. TATTOFF®, LLC and certain Noteholders, dated December 20, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.28
Note Conversion Agreement between Dr. TATTOFF®, LLC and certain Noteholders, dated December 20, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.29
Second Note Extension Agreement between the Company and certain Noteholders, dated May 30, 2008 (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.30
Common Stock Purchase Warrant issued by the Company in favor of Howard Sampson, dated February 11, 2008 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.31
Promissory Note issued by Dr. TATTOFF®, LLC in favor of James Morel, in the principal amount of $12,000, dated November 15, 2005 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.32
Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of James Morel, in the principal amount of $12,000, dated July 2, 2007 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.33
Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $12,000, dated November 15, 2005 (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.34
Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $12,000, dated July 3, 2007 (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.35
Promissory Note issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $12,000, dated November 15, 2005 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.36
Amendment to Promissory Note issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $12,000, dated July 3, 2007 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.37
Convertible Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $138,000, dated February 15, 2007 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.38
Convertible Promissory Note issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $25,000, dated February 27, 2007 (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.39
Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Christopher Knight, in the principal amount of $75,000, dated March 29, 2007 (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.40
Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of William Kirby, in the principal amount of $52,000, dated February 25, 2007 (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.41
Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Scott Woodruff, in the principal amount of $10,000, dated February 15, 2007 (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.42
Amended and Restated Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Scott Woodruff, in the principal amount of $50,000, dated August 18, 2006 (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.43
Convertible Promissory Note, issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, in the principal amount of $75,000, dated July 20, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.44
Unit Purchase Warrant issued by Dr. TATTOFF®, LLC in favor of Ian Kirby, dated July 20, 2007 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.45
Employment Letter of Understanding by and between Dr. TATTOFF®, LLC and Howard Sampson (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.46
Placement Agency Agreement between Dr. TATTOFF®, LLC and Brookshire Securities Corporation, dated June 25, 2007. (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.47
Note Conversion Agreement between the Company and certain Noteholders, dated July 22, 2008 (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.48
Convertible Promissory Note, issued by the Company in favor of an investor, in the principal amount of $50,000, dated June 27, 2008. (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.49
Amendment No. 1 to the Amended and Restated Selling Agreement, dated July 11, 2008, by and between the Company and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008).

10.50	Note Extension Agreement between the Company and a certain Noteholder, dated August 19, 2008.*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.