Form 10-K
period 2011-12-31
DR. TATTOFF, INC.
filed 2012-03-30
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  000-52836

Dr. Tattoff, Inc.
(Exact name of registrant as specified in its charter)

Florida	20-0594204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8500 Wilshire Boulevard, Suite 105
Beverly Hills, California, 90211
(Address of principal executive offices)

(310) 659-5101
(Registrant’s telephone number,
including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes   ☐   No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No    ☒

 Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As there is no market for our common stock as of June 30, 2011, the aggregate market value of the common stock held by non-affiliates (11,261,796 shares) cannot been determined.

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of March 21, 2012 was 14,727,227 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Part I

Item 1. Business.

General

We currently operate or provide management services to five laser tattoo and hair removal clinics located in Texas and California, all of which operate under our registered trademark “Dr. Tattoff.” Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.

We own and operate one clinic in Dallas, Texas, and we provide management services to four clinics located in southern California pursuant to a management services agreement. The management services arrangement is structured to comply with a California state law limitation on the corporate practice of medicine. As we expand into other states, applicable state law will determine whether we operate, or provide management services to, our new clinics. Within this framework, we are seeking to establish Dr. Tattoff as the first nationally branded laser tattoo and hair removal business.

We have supported the provision of over 139,000 procedures to more than 18,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004. We opened our fourth clinic in southern California in February 2011 and our fifth clinic in Dallas, Texas in June 2011. We have executed a lease for an additional clinic in Houston, Texas that we intend to open as soon as practicable, and may open additional clinics in Texas, Georgia, Florida and Arizona in 2012.

Corporate History; Recent Events

In February 2008, DRTATTOFF, LLC, a California limited liability company, merged with and into Lifesciences Opportunities Incorporated, a Florida corporation. The merged entity changed its name to Dr. Tattoff, Inc. in May 2008. Lifesciences Opportunities Incorporated had no operations prior to the merger. The merger was treated as a “public shell” reverse merger for financial reporting purposes.

On December 31, 2010, we completed an exempt offering of our common stock, resulting in gross proceeds to the Company of approximately $2.8 million. We used the proceeds from our 2010 financing to repay indebtedness, fund expansion efforts and for working capital and general corporate purposes. In March 2010, in connection with the 2010 financing, our board of directors approved a restructuring plan that included the cancellation of certain of our outstanding equity warrants; the repayment of certain indebtedness to management, shareholders and other insiders; and the cancellation and conversion of certain indebtedness to third parties, including vendors, attorneys, accountants and other professionals.

Prior to the launch of our 2010 financing, on March 16, 2010, we filed a Form 15 with the Securities and Exchange Commission, or the SEC, to terminate our registration under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Upon the filing of the Form 15, our obligation to file periodic and other reports with the SEC was immediately suspended; however, at the time of filing, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodic and other reports with the SEC, as we had not filed any quarterly reports on Form 10-Q, annual reports on Form 10-K or other reports since our quarterly report on Form 10-Q for the period ending June 30, 2008.

On December 7, 2011 we filed a registration statement on Form 10 with the SEC to register our common stock pursuant to Section 12(g) of the Exchange Act. The registration statement became effective on February 6, 2012. Following the effectiveness of the registration statement, we are required to file periodic and other reports under Section 13(a) of the Exchange Act.

On February 21, 2012, we filed an amendment to our Articles of Incorporation with the Florida Department of State, Division of Corporations, to effect a seven-for-one reverse stock split. Pursuant to the reverse stock split, (i) each shareholder received one share of our common stock in exchange for every seven existing shares, rounded up to the nearest whole number, and (ii) our authorized shares of common stock and preferred stock were reduced proportionately to 25,714,286 shares and 2,857,143 shares, respectively. All presentations of share count included herein have been adjusted to reflect the reverse split.

Services; Clinics

Laser Tattoo Removal

The laser tattoo removal services offered at our clinics are performed by licensed medical professionals using Q-switched lasers. These lasers deliver fast, powerful pulses in short intervals, thereby inducing selective photothermolysis. During a treatment, a patient may experience discomfort that can be alleviated through the use of numbing cream and chilled air.

Our clinics offer a free consultation to all prospective tattoo removal patients to determine, in part, the number of treatments required for the effective removal of a tattoo. Factors influencing this determination include skin type, tattoo location and tattoo color/size. Licensed medical professionals make this determination using the Kirby-Desai Scale, a scale developed by Dr. William Kirby and Dr. Alpesh Desai. Dr. Kirby is a member of our board of directors and the owner of William Kirby, D.O., Inc., which is the entity through which laser services are provided at our California clinics. Dr. Desai is the owner of Pandora Laser Services, PLLC, which provides physician services to our Dallas clinic. The Kirby-Desai Scale was first published in the March 2009 issue of The Journal of Clinical and Aesthetic Dermatology. To our knowledge, the Kirby-Desai Scale is the only published medically-based scale in existence that estimates the requisite number of laser treatments for effective tattoo removal.

The average tattoo requires approximately ten treatments spaced at least eight weeks apart to achieve effective removal. Each treatment is generally performed in 30 seconds to five minutes, depending on size, and is administered by a licensed medical professional with physician oversight in compliance with applicable law. For the twelve months ending December 31, 2011, our clinics performed a combined average of more than 75 laser tattoo removal treatments per operating day.

Pricing for tattoo removal services is based primarily on the size of the tattoo. Our clinics offer a variety of package discounts to prospective patients and satisfaction guarantees for tattoo removal services performed. For the twelve months ended December 31, 2011 the average cost for a package of ten laser tattoo removal treatments offered at our clinics was approximately $1,200.

Laser Hair Removal

The laser hair removal services offered at our clinics are performed by licensed medical professionals using laser and/or Intense Pulse Light, or IPL, devices. In each case, the process involves the destruction of the hair follicle with light based heat and can cause minor discomfort.

Our clinics offer a free consultation to all prospective hair removal patients to determine the number of treatments required for the effective removal of hair. Factors influencing this determination include the location of hair on the body, hormone levels and genetic disposition for hair growth. Effective hair removal requires an average of seven to nine treatments spaced three to six weeks apart. Each treatment is generally performed in five to 30 minutes depending on the area being treated, and is administered by a licensed medical professional with physician oversight in compliance with applicable state law. For the twelve months ended December 31, 2011, our clinics performed a combined average of more than 40 laser hair removal treatments per operating day.

Pricing for hair removal services conducted at our clinics is based on the size of the area being treated. Our clinics offer a variety of package discounts to prospective patients and satisfaction guarantees for the hair removal services performed. For the twelve months end December 31, 2011 the average cost for a package of seven to nine hair removal treatments offered at our clinics was approximately $1,000.

Clinic Physicians

We expect the physicians providing and supervising the laser tattoo and hair removal services offered at our clinics to have a reputation for providing quality dermatologic care within their respective markets and to meet our qualification criteria, which include an extensive review of state licensure, board certification, malpractice insurance and history, procedure experience and clinical outcome.

In connection with our California clinics, we entered into a management services agreement with William Kirby, D.O., Inc. pursuant to which we provide certain non-medical management, administrative and support services to the clinics in which William Kirby, D.O., Inc. provides laser tattoo and hair removal services. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. Our arrangement with William Kirby, D.O., Inc. is structured to comply with a California state law limitation on the corporate practice of medicine.

In connection with our Dallas clinic, we entered into a consulting physician agreement with Pandora Laser Services, PLLC, pursuant to which Dr. Alpesh Desai and/or other physicians engaged by Pandora Laser Services provide to our Dallas clinic (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal law.

We have executed a lease for an additional clinic in Houston, Texas which we intend to open as soon as practicable, and may open additional clinics in Texas, Georgia, Florida and Arizona in 2012. As we expand into other states, applicable state law will govern the structure of the provision of services in our new clinics.

Clinics; Equipment

Our clinics typically include one or more laser procedure rooms, private examination rooms and patient waiting areas. Each clinic is equipped with lasers and/or IPL devices in addition to air chilling devices, computer systems and standard office equipment. The lasers and IPL devices currently used at our Beverly Hills and Santa Ana clinics, as well as the laser used for hair removal in our Dallas clinic, are leased or owned by William Kirby, D.O., Inc. pursuant to capitalized leases/finance agreements with various third party financing sources. In addition, under the management services agreement, we have the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price equal to the amount outstanding, if any, under the applicable capitalized lease/finance agreement. The laser used in our Montclair clinic for tattoo removal was purchased by us pursuant to a financing arrangement with the manufacturer. The laser used in our Montclair clinic for hair removal is owned by us with no encumbrance. The lasers used in our Dallas clinic for tattoo removal and our Encino clinic for hair removal were purchased by us pursuant to financing agreements with third party financing sources. With respect to our future clinics, we intend to purchase lasers pursuant to financing arrangements with third party financing sources.

Each of our clinics is managed by an office manager, employed by the Company, who is responsible for the day-to-day business operations of the clinic, including collection of patient payments, scheduling and supply re-ordering. We also employ a patient coordinator who serves as receptionist and coordinates patient appointments.

In accordance with California state law, William Kirby, D.O., Inc., our contracting physician, hires and employs its own medical staff, which typically includes a registered nurse, a physician assistant and/or an advanced registered nurse practitioner. These licensed medical professionals are responsible for the provision of the medical services provided at our California clinics, with physician oversight from Dr. Kirby.

We hire and employ appropriately licensed staff providing non-physician medical services at our Dallas clinic. Such professionals provide services at our Dallas clinic subject to the physician oversight provided by Dr. Desai or other physicians affiliated with Pandora Laser Services. As we expand into other states, applicable law will govern our arrangements with the professionals providing services in our new clinics.

Industry

Laser Tattoo Removal

Laser tattoo removal is an elective, private pay procedure performed on an outpatient basis. According to the February 12, 2008 Harris Poll #15, the estimated percentage of the general population with one or more tattoos ranged from 10% to 20% in the United States, varying by region. In addition, according to a 2010 Pew Research Center report entitled “The Millennials: Confident. Connected. Open to Change,” the following percentages of the population in the United States have at least one tattoo, by age group:

●	38% of 18-29 year olds;

●	32% of 30-45 year olds; and

●	15% of 46-64 year olds.

Furthermore, a 2007 Forbes.com article states that there are more than 20,000 tattoo parlors currently operating in the United States, and, according to the Harris Poll #15, approximately 16% of Americans with a tattoo regret having it.

Laser Hair Removal

 Laser hair removal is an elective, private pay procedure performed on an outpatient basis. Laser hair removal ranked as the third most popular nonsurgical cosmetic procedure in a 2009 report by The American Society for Aesthetic Plastic Surgery, and the most popular nonsurgical procedure performed by laser in the same report.

Competition; Business Strategy

Competing Businesses

Our clinics compete with a variety of laser tattoo removal providers and laser hair removal providers, including:

●
Local Dermatologists. Dermatologists offer laser tattoo removal and laser hair removal in addition to a variety of other clinical and cosmetic dermatological services within the communities in which we currently operate.

●	“Medi-Spa” Providers.

California: Three companies (LaserAway, Celebrity Laser Spa and South Coast MedSpa) offer laser tattoo removal services in southern California as one of many aesthetic services, including cosmetic injectables, skin tightening/rejuvenation treatments, skin peels, microdermabrasion and facials. These three companies operate a combined 14 clinics in southern California. In addition, numerous companies, including the three mentioned above, offer laser hair removal in southern California as one of many aesthetic services.

Texas: An estimated 14 companies operate an estimated 16 clinics in the Dallas/Fort Worth area that offer laser tattoo removal services as one of a variety of other aesthetic services. In addition, numerous companies offer laser hair removal in the Dallas/Fort Worth area as one of many aesthetic services.

●	Specialists.

California: Tat2 Be Gone. Tattoff Removal Center and Tattoo Removal Laser Clinic are laser tattoo removal “specialists” that compete with our clinics in southern California.

Texas: MEDermis Laser Clinic, Fade Fast Tattoo Removal and Dallas Tattoo Removal Clinic are laser tattoo removal “specialists” that compete with our Dallas clinic. MEDermis operates two clinics and each of the other competitors has one clinic in the Dallas/Fort Worth area.

In addition, Ideal Image and American Laser Centers are two national specialty providers of laser hair removal services that compete with the laser hair removal services provided at our clinics. As laser tattoo and hair removal technology continues to develop and the demand for laser tattoo and hair removal services grows, the competition for the services provided at our clinics may increase.

We do not view other practice management companies as our direct competitors because we do not market practice management services to health care providers or seek new practice management contracts. We have established and anticipate establishing our clinics de novo, rather than contracting with existing clinics. In some jurisdictions, such as California, where state law restricts the corporate practice of medicine, we may provide management services to clinics at which the contracting physician provides medical services or enter into different arrangements to comply with applicable state law. Any such structure, however, should be viewed as an alternative structure for conducting business as dictated by applicable state law, rather than a change in our business plan and competitive strategy.

Differentiated Services and Business Strategy

Our objective is to position the Company as the first nationally branded laser tattoo and hair removal business. We differentiate the services offered at our clinics from those offered by our competitors by:

●
Focusing solely on laser tattoo and hair removal. Historically, laser tattoo and hair removal services account for approximately 67% and 33% of our clinics’ revenues, respectively. The vast majority of businesses that compete with our clinics offer a wide variety of services, as opposed to limiting their respective businesses to laser tattoo and hair removal. We believe that the significant experience and expertise we acquire by focusing exclusively on laser tattoo and hair removal services gives us a competitive advantage. The staff at each of our clinics is exposed to an average of 25-40 patients per operating day. We believe that this exposure provides our staff with a rapid and focused education, resulting in greater knowledge, and in turn, greater efficiency of operations. We believe that the credibility, name brand recognition and expertise we gain with our specialty focus will ultimately outweigh the benefits of “cross selling” other services to existing patients and attracting new patients seeking a wider variety of services.

●	Providing services in a relaxed environment. We design our facilities to create a non-imposing, relaxed environment in contrast to a typical doctor’s office or surgi-center.

●
Optimizing the location of our clinics. We seek to lease approximately 2,000 square feet of space in retail centers located in high volume traffic areas. With respect to new markets, we evaluate population demographics, analyze existing competition and identify local physicians to assess interest in developing a laser tattoo and hair removal business. We believe that our current clinics are located in areas with a higher concentration of our target demographic as compared to the location of many of our competitors’ clinics. We anticipate utilizing population and demographic analysis to locate future clinics in areas geographically central to high concentrations of our target demographic.

●
Catering to our target demographic. Our ongoing patient demographic analysis shows that while a wide variety of individuals from various backgrounds seek the services offered at our clinics, the group that is most strongly represented consists of college-educated women between the ages of 20 and 40 who earn more than $50,000 a year. Based in part on the continuous feedback we receive from our patients in the form of standard surveys regularly solicited online and by telephone, we locate and design our clinics, train our staff and structure our marketing campaigns to cater to our target demographic.

●
Marketing. The most common media outlet used to locate and research the services offered at our clinics is the Internet. Efforts are ongoing to maintain and expand our Internet presence, including online advertising campaigns, social networking and website development. We also employ traditional media to market our Company and the services provided at our clinics, including but not limited to outdoor, print, radio and television advertising. In addition, our clinics benefit from the celebrity of Dr. William Kirby, a member of our board of directors, who, in addition to being widely regarded as one of the leading authorities on laser tattoo removal, is one of the most widely recognized personalities in reality television.

●
Advisory Committee. We recently constituted a Medical Advisory Board consisting of leading dermatologists. We anticipate that our Medical Advisory Board will be instrumental in recruiting and maintaining top medical talent as we expand into new markets. Following are the individuals serving on our Medical Advisory Board:

Alpesh Desai, D.O.
David E. Cohen, M.D.
Neil Swanson, M.D.
Tejas Desai, D.O.
Brian Berman, M.D.

●
Expansion. Based on our population and demographic analysis, we expect our future clinics to be located in areas geographically central to high concentrations of our target demographic. Our initial expansion focus is on large metropolitan markets that can support multiple clinic locations with favorable demographics, regulatory environments and competitive landscapes. We are currently evaluating new clinic sites in Texas, Georgia and Arizona, and we have identified over 40 other viable markets in the United States for expansion. We estimate the cash requirements for each new clinic to be approximately $225,000, to be applied toward various start-up costs, including leasehold improvements, marketing expenses, equipment acquisition, supplies and personnel.

In addition, the ability of our clinics to compete will depend largely on the costs of labor and equipment, pricing and the level of overall customer satisfaction at each of our clinics. Some of our competitors may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. As a result, these competitors may be able to better respond to new or changing opportunities or customer requirements. Additionally, competing businesses could affect our ability to expand into other markets, generate sufficient revenues and maintain operations.

Based upon our marketing and advertising efforts as well as patient volume capabilities and history, we believe that Dr. Tattoff is currently positioned as the leading provider of tattoo removal services in southern California. As we enter into new markets, we intend to replicate our most effective marketing methods to quickly establish Dr. Tattoff in such markets. Through additional clinic openings throughout the country, continued effective marketing and advertising campaigns and ongoing efforts to continuously improve the customer experience, we intend to position the Company as the leading nationwide provider of laser tattoo and hair removal services.

Revenue Sources

California

Our source of revenues through December 31, 2011 consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. A description of the management services agreement and two other agreements we entered into with William Kirby, D.O., Inc. and Dr. Kirby are set forth below. Our agreement with William Kirby, D.O., Inc. is structured to comply with a California state law limitation on the corporate practice of medicine.

Management Services Agreement. Effective January 1, 2010, we entered into an Amended and Restated Management Services Agreement with William Kirby, D.O., Inc., under which we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services. Under the agreement, William Kirby, D.O., Inc. retains sole responsibility for, and complete authority, supervision and control over, the provision of professional healthcare services performed by licensed medical professionals at the applicable clinics as it deems, in its sole discretion, appropriate and in accordance with all applicable California state and Federal laws and regulations. William Kirby, D.O., Inc. employs and pays the medical staff providing the services under this arrangement. Pursuant to the agreement, patient payables are deposited into the bank account of William Kirby D.O., Inc., and the Company prepares and makes payments on behalf of William Kirby D.O., Inc. with respect to employee salaries, employment taxes and employee benefits, among other payables. William Kirby, D.O., Inc. has the right to terminate the agreement upon a material breach by the Company, including but not limited to the Company’s failure to provide the services required under the agreement.

The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law. We do not own any equity in William Kirby D.O., Inc., and do not economically benefit from any increase in the value of William Kirby, D.O., Inc. We provide services under this agreement to all four of our California clinics. Pursuant to the agreement, we have the exclusive right to manage any other practice sites operated by William Kirby, D.O., Inc.

Following are certain of the material terms of the Amended and Restated Management Services Agreement:

●	Term: A seven year initial term commencing on January 1, 2010 and ending on December 31, 2016.

●	Renewal Terms: Automatic renewal terms of five years each, unless notice is given at least 180 days before the end of the current term.

●
Fee: A management services fee to the Company for 2011 of 73.5% of the gross revenues of William Kirby, D.O., Inc. The management fee was verified by The Mentor Group, Inc., a third party valuation firm, as being reflective of the fair market value of the services provided by the Company under the agreement in light of the time, cost, expense and business risk incurred by the Company thereunder, and is subject to adjustment to ensure the fee is reflective of fair market value based on an annual review performed by the parties and a written report from a third party valuation expert. To be sustainable, any adjustment reducing the fee must not result in a fee so low that the Company is not compensated for its direct expenses of providing the services and its indirect expenses (general and administrative expense) or that the Company is not reasonably compensated for the business risks that it takes. Further, to be sustainable, any adjustment increasing the fee cannot result in a fee so high that William Kirby D.O., Inc. would not be able to cover its expenses, nor can it result in Company profits being substantially higher than firms offering similar services.

●	Intellectual Property License: William Kirby, D.O., Inc. has a nonexclusive revocable license to use the name “Dr. TATTOFF” owned by the Company.

●
Security Interest: The Company has the right to require William Kirby, D.O., Inc. to execute a security agreement pursuant to which the Company would have a security interest in the gross revenues, accounts receivable, cash and other accounts of the businesses, securing the payment and performance of the obligations of William Kirby, D.O., Inc. under the agreement.

Medical Director Agreement. Effective January 1, 2010, we entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which we receive administrative, consultative and strategic services from William Kirby, D.O., Inc. The initial term of the agreement is five years, to be followed by automatic renewal terms of five years each. The agreement provides for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services. In addition, pursuant to the agreement, Dr. Kirby and William Kirby, D.O., Inc. agree that he/it will not perform any services for any company or individual that directly competes with the services offered by the Company.

Shareholders Agreement. Effective January 1, 2010, we entered into a Shareholders Agreement with William Kirby, D.O., Inc. and Dr. Kirby, pursuant to which, upon the occurrence of certain triggering events described below, Dr. Kirby is required to transfer his interest in William Kirby, D.O., Inc. to another licensed person approved by the Company. Such triggering events include but are not limited to (i) the death or incapacity of Dr. Kirby, (ii) the loss of Dr. Kirby’s medical license, (iii) a breach of the obligations of William Kirby, D.O., Inc. and/or Dr. Kirby under the Amended and Restated Management Services Agreement or the Medical Director Agreement, (iv) the voluntary or involuntary transfer of Dr. Kirby’s interest in William Kirby, D.O., Inc. and (v) the termination of the Amended and Restated Management Services Agreement in certain circumstances. The Company has only the right to approve a replacement licensed physician (which cannot be unreasonably withheld) upon the occurrence of one of these triggering events, and does not have the unilateral ability to select such replacement.

Texas

Funds from operations from our Dallas clinic serve as an additional source of revenue. We own and operate our Dallas clinic in compliance with relevant Texas state law. We entered into a consulting physician agreement with Pandora Laser Services, PLLC, pursuant to which Dr. Alpesh Desai or other physicians engaged by Pandora Laser Services provide our Dallas clinic with (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable Texas state and Federal laws and regulations.

Following are certain of the material terms of the consulting physician agreement with Pandora Laser Services:

●
Duties of Consulting Physicians: Includes, among other duties, reviewing and evaluating personnel performing services at the Dallas clinic; conducting audits of the laser hair removal operations of the clinic; reporting all adverse reactions and customer complaints to the Company’s management; conducting education and training of the clinic’s staff; assisting with the development of clinic policies; and evaluating safety and effectiveness of treatments offered at the clinic. Pursuant to the agreement, Dr. Alpesh Desai or a designated alternate physician must be available in person or telephonically at all times during the clinic’s business hours for consultation with clinic personnel. Additionally, Dr. Alpesh Desai is required to develop written protocols for the performance of laser procedures at the clinic and to maintain and annually review such protocols.

●	Fees: An annual rate of $60,000, payable in equal monthly installments.

●	Term: An initial term of one year, commencing on May 24, 2011, with automatic renewal for one year terms thereafter.

●
Restrictive Covenants: Pursuant to the consulting physician agreement, Pandora Laser Services, Dr. Alpesh Desai and any alternate physician are subject to certain non-solicitation and non-competition covenants.

Intellectual Property

We own the rights to the registered trademark Dr. TATTOFF® and have granted a non-exclusive license to use these rights to William Kirby, D.O., Inc. in compliance with applicable California state law. We have not granted any such license to any other person. We continually seek to protect our intellectual property.

Employees

As of December 31, 2011, we employed 35 persons, 22 of whom were full-time employees. As of December 31, 2011, William Kirby, D.O., Inc. employed 21 persons, nine of whom were full time.

Government Regulation

Certain of the Federal and state laws and regulations impacting our business and the services provided at our current and future clinics are set forth below. As we expand into new jurisdictions, we will analyze and constantly reevaluate our compliance with applicable Federal, state and local law.

●
Corporate Practice of Medicine. Certain states, including California and Texas, impose restrictions related to the practice of medicine by business entities. To comply with relevant California state law, we entered into a management services agreement with William Kirby, D.O., Inc. To comply with relevant Texas state law, we entered into a consulting physician agreement with Pandora Laser Services, PLLC. See “Revenue Sources – California” and “Revenue Sources – Texas” above for a description of the management services agreement and the consulting physician agreement. See “California Restriction on the Corporate Practice of Medicine” and “Texas Restriction on the Corporate Practice of Medicine” below for a description of applicable California and Texas state law.

●
Licensing. Certain state and Federal laws and regulations govern the administration and licensing of the medical and technical staff providing services at our clinics. Each physician, registered nurse and physician assistant providing professional services at our clinics must, to the extent required by applicable law, hold valid licenses and have the required qualifications and/or experience for such services. Each person operating lasers at our clinics must, to the extent required by applicable law, hold valid licenses and/or have the required qualifications and/or experience for such services. Furthermore, these individuals are prohibited from providing services beyond the scope of their licensure and must operate lasers under appropriate supervision. In addition, certain states require that facilities providing laser tattoo and/or laser hair removal services obtain a license. See “California Regulation of Physician Supervision” and “Texas Regulation of Laser Services” below for a description of applicable California and Texas state law.

●
Anti-Kickback and Fee Splitting Laws. The business conducted at our clinics is subject to various state and Federal regulations restricting (i) kickback, rebate or division of fees between physicians and non-physicians, (ii) the manner in which a prospective patient may be solicited, (iii) the receipt or offering of remuneration as an inducement to refer patients and (iv) physician self-referral. See “California Anti-Kickback and Fee Splitting Laws” and “Texas Anti-Kickback Law” below for a description of applicable California and Texas state law.

●
FDA Approval. The lasers used in our clinics are medical devices subject to the jurisdiction of the Food and Drug Administration, or the FDA. The FDA has established stringent approval requirements applicable to the initial use and new uses of the lasers used in our clinics.

●
Patient Confidentiality. The maintenance and safeguarding of patient records, charts and other information generated in connection with the provision of professional medical services at our clinics are regulated by confidentiality laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, the California Confidentiality of Medical Information Act (relevant to our California clinics) and the Texas Medical Record Privacy Act (relevant to our Dallas clinic and any future Texas clinics).

California Restriction on the Corporate Practice of Medicine

Section 2052 of the California Business & Professions Code provides that “(a)ny person who practices or attempts to practice, or who holds himself or herself out as practicing... [medicine] without having at the time of so doing a valid, unrevoked, or unsuspended certificate...is guilty of a public offense.” Further, Section 2400 of the Business & Professions Code provides that “(c)orporations and other artificial entities shall have no professional rights, privileges, or powers.” The California Medical Board has interpreted the forgoing to generally restrict the ownership of a corporation practicing medicine in California. Accordingly, under California law, a business entity such as the Company is not permitted to engage in the practice of medicine, although we may provide management services to a medical practice so long as we do not exercise excessive control over the medical practice, among certain other legal requirements. With respect to our California clinics, we provide marketing and practice management services to William Kirby, D.O., Inc. pursuant to a management services agreement. The management services agreement is intended to comply with applicable California state law.

California Regulation of Physician Supervision

In performing its services under the management services agreement, William Kirby, D.O., Inc. engages, compensates and supervises advanced registered nurse practitioners, physician assistants and registered nurses (either as employees or independent contractors) to assist with the tattoo and hair removal services performed at our clinics. Accordingly, William Kirby, D.O., Inc. and Dr. William Kirby, its sole shareholder, must comply with relevant California state laws and regulations applicable to the provision of healthcare services by advanced registered nurse practitioners, physician assistants and registered nurses.

The California Medical Board has taken the position that a physician assistant may generally provide laser tattoo removal services under the supervision of a physician. Under California regulations (Title 16, Section 1399.545), such supervising physician must be available in-person or by electronic communication at all times during the physician assistant’s provision of such services.

However, the applicable nurse and nurse practitioner regulations are not as clear as the regulations governing supervision of a physician assistant. California Business & Professions Code 2725 provides that the practice of nursing includes operating under standardized procedures. In addition, the California Board of Registered Nursing has indicated that it is within a registered nurse’s scope of practice to use laser therapy for patients if there is an approved “standardized procedure,” or a policy or protocol developed through collaboration by the physician and the registered nurse. Although the standardized procedure must describe the scope of supervision required, the relevant California regulations (Title 16, Section 1474) describing the requirements for standardized procedures do not contain a legal definition of “supervision.” The California Medical Board has indicated that absent a legal definition, the plain English definition applies, where “supervision” is defined as “the act of supervising, which is to oversee, to direct, to have charge, to inspect, to provide guidance and evaluation.” The Medical Board has further elaborated that when functioning under “standardized procedures,” physicians need not be present in the facility when the procedures are performed; however, the facility must be a medical setting under the control of the physician. Further, the Medical Board has expressed its view that an appropriate prior examination is also required where prescriptive devices (such as lasers) will be used, which such examination may not be delegated to registered nurses. The Medical Board has not provided a definition of an “appropriate medical examination.” Pursuant to guidance issued by the Medical Board, after performing the examination, a physician, advanced registered nurse practitioner or physician assistant may delegate a procedure that utilizes a prescriptive device to a nurse working under standardized procedures. Furthermore, the Medical Board has indicated that physicians must be within a geographical distance that enables them to effectively provide supervision and support when needed or upon request. The Medical Board has not formally adopted regulations that set forth all of the views expressed in this paragraph.

We believe that the services provided in our California clinics by Dr. Kirby and William Kirby, D.O., Inc. are in compliance with the California laws and regulations governing licensing and physician oversight. A physician is responsible for the overall clinical operations of our California clinics and is present or is available telephonically and/or via teleconference while laser procedures are performed at any of our clinics. Dr. Kirby provides supervision for all four of our California clinics; provided, however, when Dr. Kirby is unavailable, Dr. Kirby or William Kirby, D.O., Inc. makes arrangements with another board certified physician to provide supervision. Although a physician is typically present in one of our four California clinics for at least four days per week, a significant majority of the procedures conducted in our California clinics are supervised by a physician available telephonically or via teleconference. In our California clinics, a physician, advanced registered nurse practitioner or physician assistant performs patient examinations and is on site when laser procedures are performed. A physician, advanced registered nurse practitioner, physician assistant or registered nurse performs the laser procedures. We believe that this structure satisfies the California laws, rules and regulations governing supervision of allied health care providers including the supervision of physician assistants and the implementation of standardized procedures and protocols for registered nurses and advanced registered nurse practitioners.

California Anti-Kickback and Fee Splitting Laws

Section 445 of the California Health and Safety Code, provides that “no person, firm, partnership, association or corporation, or agent or employee thereof, shall for profit refer or recommend a person to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment of any ailment or physical condition. The imposition of a fee or charge of any such referral or recommendation creates a presumption that the referral or recommendation is for profit.” A violation of Section 445 is a misdemeanor and may subject the offender to imprisonment in the county jail for not longer than one year and/or a fine of not more than $5,000.00. Further, a violation of Section 445 may be enjoined by the California Attorney General.

Section 650 of the California Business and Professions Code also makes it unlawful for a “licensee,” including a physician, to pay or receive any compensation or inducement for referring patients, clients or customers to any person or entity, irrespective of any membership or proprietary interest in or with the person or entity receiving the referral. Violation of the statute is a public offense punishable by imprisonment and/or a fine of not more than $10,000. Section 650 provides, however, that it is not unlawful for a physician to refer a patient to a health care facility solely because the physician has a proprietary interest or co-ownership in a health care facility, provided that (1) the physician’s return on investment for that proprietary interest or co-ownership is based upon the amount of capital investment or proportional ownership of the physician; and (2) the ownership interest is not based on the number or value of any patients referred. Further, Section 650 provides that the payment or receipt of consideration for services other than the referral of patients that is based on a percentage of gross revenue or a similar type of contractual arrangement is not unlawful if the consideration is commensurate with the value of the services furnished or with the fair rental value of any premises or equipment lease or provided by the recipient to the payor.

We believe that our relationships with Dr. Kirby and William Kirby, D.O., Inc. are in compliance with California’s anti-kickback and fee-splitting statutes.

Texas Restriction on the Corporate Practice of Medicine

Under Section 164.052 of the Texas Occupations Code, a physician commits a prohibited practice if he or she “directly or indirectly aids or abets the practice of medicine by a person, partnership, association, or corporation that is not licensed to practice medicine.” Further, Section 155.001 of the Texas Occupations Code states that “a person may not practice medicine in [Texas] unless the person holds a license.” The Texas Board of Medicine generally interprets these provisions to (i) prohibit physicians from entering into partnerships, employee relationships, fee splitting or other arrangements with non-physicians where the physician’s practice of medicine is controlled or directed by, or fees are shared with a non-physician and (ii) permit physicians to enter into independent contractor arrangements with non-physicians. We entered into an independent contractor arrangement with Pandora Laser Services, PLLC, pursuant to which Dr. Alpesh Desai or other physicians licensed in Texas provide medical director services for, develop protocols for and supervise and consult with the Company regarding equipment procurement and operation of our Dallas clinic. We believe this arrangement to be in compliance with Texas law.

Texas Regulation of Laser Services

Texas requires a license for both the performance of laser procedures on humans and laser hair removal.  We are licensed as a general laser facility and a laser hair removal facility.  Under both licenses, services generally must be supervised by a physician. The physician does not need to be physically on site at the facility, but must be generally available for consultation and to provide emergency services. In both cases, it is permissible to enter into an independent contractor agreement with a contracting physician for these services. We have entered into an independent contractor agreement with Pandora Laser Services to provide these services to our Dallas clinic in compliance with applicable Texas laws and regulations. Additionally, individuals performing hair removal treatments are required to obtain specific certification to operate such equipment. Our employees performing such treatments have obtained the necessary certification to operate this equipment.

Texas Anti-Kickback Law

Section 102.001 of the Texas Occupations Code prohibits a person from knowingly offering to pay or accepting remuneration to or from another for securing or soliciting a patient or patronage for or from a person licensed, certified or registered by a state health care regulatory agency. Any payment that is permitted under the Federal anti-kickback law or regulations is permitted under Texas law. We pay our contracting physician in a manner that does not take into account any business that is referred to us (e.g., an hourly rate or a flat monthly fee). We believe that this compensation structure is in compliance with Texas law.

Item 1A. Risk Factors.

Our business is subject to certain risks, including those described below. If any event described in the following risk factors actually occurs, then our business, results of operations and financial condition could be adversely affected. See “Item 1. Business,” “Item 7A. Managements’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data” for additional information concerning these risks.

Risks Related to our Business

A significant majority of our revenues are currently derived from a management services agreement relating to our California clinics.

The revenues from our California clinics, which represent a significant majority of the Company’s revenues, are derived from services provided under a management services agreement with William Kirby, D.O., Inc. Under the terms of the management services agreement, our management service fee for 2011 is equal to 73.5% of the gross revenues of William Kirby, D.O., Inc., which fee may be adjusted upward or downward on an annual basis to reflect the fair market value of the services provided by us under the agreement. A downward adjustment of our management services fee could negatively impact our results of operations, cash flows and financial condition. Furthermore, although we do not own any equity in William Kirby D.O., Inc. and do not economically benefit from any increase in the value of William Kirby, D.O., Inc., if our management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, our operating results, cash flows and financial performance may be adversely affected. Although our management services agreement provides us with the right to approve (but not select) a replacement contracting physician upon the occurrence of certain pre-determined triggering events (and not at our discretion), we can give no assurance that a qualified replacement will be expeditiously identified and approved. The termination of our management services arrangement could have a material adverse effect on our financial condition, cash flows and results of operations.

We have a limited operating history on which to evaluate our operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Since our inception, we have funded operations through operating cash flows (when available), sales of equity securities, loans from shareholders, directors and management, salary deferrals and the issuance of debt. We are subject to all of the business risks and uncertainties associated with a growth-stage company, which include, but are not limited to, rejection or partial acceptance of the services provided at our clinics, the inability to effectively market such services and the inability to obtain sufficient capital necessary to enable us to pursue our opportunities. Any failure to implement and execute our business and marketing strategy successfully, failure to respond to competition and failure to attract, integrate, retain and motivate qualified personnel and physicians could have a material adverse effect on our business and results of operations. In addition, our revenues and operating results are difficult to forecast and our future revenues are dependent in large part on our ability to successfully complete our planned expansion into new markets. Accordingly, our historical operating results should not be relied on as an indication of future performance.

A general reduction in spending on discretionary items and services could result in a reduced demand for the services provided in our clinics.

Economic downturns typically adversely affect consumer spending, asset values, consumer indebtedness and unemployment rates, all of which could negatively impact our business. Our business depends on the market demand for laser tattoo and hair removal services in the geographic areas in which our clinics are located. The cost of tattoo and hair removal procedures are not reimbursed by third-party payors such as health care insurance companies or government programs. Accordingly, any significant decrease in consumer spending on these services may result in a corresponding decrease in the revenue generated at our clinics. In addition, a general economic downturn may result in customers becoming less willing to purchase packages of treatments administered over a period of time, or deciding to extend the period between treatments. Our clinics may be forced to respond to a reduction in discretionary consumer spending by lowering the prices for services rendered. Accordingly, weak economic conditions in our target markets resulting in a reduction in discretionary consumer spending could lead to a decline in demand for the services provided at our clinics, longer sales cycles, lower prices for such services and reduced sales, which could have a material adverse effect on our financial condition, cash flows and results of operations.

We may experience a fluctuation in our revenues and results of operations.

Our future revenues and results of operations may vary from quarter to quarter. A number of factors, many of which are outside of our control, may cause variations in our results of operations, including: (i) the demand for laser tattoo and hair removal services, (ii) our ability to establish new clinics, (iii) unforeseen costs related to the establishment of new clinics, (iv) competition and pricing pressure, (v) increased expenses relating to a variety of factors, including facility operations, marketing and administration, (vi) the hiring, retention and utilization of key employees and (vii) general economic conditions. We may experience prolonged losses from operations that could adversely affect our long-term financial condition.

We will require additional capital to sustain our business and fund our future expansion.

We have historically experienced significant negative cash flow from operations and we expect to continue to experience significant negative cash flow from operations in the near future. Accordingly, we expect to raise additional capital to fund our current operations and future expansion through the sale of securities and/or the issuance of debt. There is no assurance that we will be able to raise this additional capital on terms acceptable to us or at all. Our inability to generate sufficient funds from operations and third party financing sources may negatively impact our ability to successfully execute on our business plan.

Our auditors’ opinions express doubt about our ability to continue as a “going concern.”

The independent auditors’ reports on our December 31, 2011 and 2010, financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. If we are unable to raise additional capital, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that we will be able to raise a sufficient amount of funds to continue operations.

Global financial and economic conditions may deteriorate.

We can provide no assurance that funding for our current or future operating and capital needs will be available on favorable terms or at all. If funding is not available, we may be unable to fund current operations or our expansion efforts, which may adversely affect our revenues, financial condition and results of operations.

We can provide no assurance that our expansion efforts will be successful.

Our plans for national expansion and the opportunities, efficiencies and economies of scale achieved through expansion are critical elements of our business plan. Our ability to expand into new markets will depend on a variety of factors, including our ability to:

●	identify new markets receptive to our services;

●	identify facilities suitable for our new clinics;

●	negotiate leases for our new clinics on commercially reasonable terms;

●	attract and contract with qualified physicians in connection with the services provided in our clinics, in accordance with applicable state law;

●	market our services in new markets;

●	implement and integrate new, expanded or upgraded operations and financial systems, procedures and controls;

●	hire, train and retain new staff and managerial personnel;

●	expand our infrastructure; and

●	comply with applicable local, state and Federal law.

We can provide no assurance that we will be able to successfully expand our presence into new markets, if at all. Our inability to successfully execute on our plans for expansion may negatively impact our future results of operation and ability to execute on our business plan.

We may be unable to effectively manage our growth.

We may experience a period of rapid growth in the near or distant future. In June 2011, we opened a new clinic in Texas and may open additional clinics in Texas, Georgia and Arizona in 2012. Significant short-term growth will strain our management, operational, financial and other resources. Our ability to manage future growth will depend on the implementation, expansion and/or subsequent improvement of a variety of systems, procedures and controls. Furthermore, we may need to train, motivate and manage newly hired employees and attract senior managers and other professionals in response to, or in anticipation of, any future growth. Our inability to effectively manage growth could negatively impact our business, financial condition and prospects.

The physicians providing services in our clinics likely will not devote 100% of their time to the Company’s business.

Dr. William Kirby, the sole shareholder of the entity through which our California clinics are operated and a member of our board of directors, devotes approximately 10% of his time to (i) treating patients outside of his relationship with us, (ii) research and continuing education, (iii) managing the business affairs of William Kirby, D.O., Inc. and (iv) interviews and other media activities which may or may not benefit our business. Dr. Kirby splits the balance of his time between supervising the provision of services at our clinics and advising the Company in his capacity as a medical director and a member of our board of directors. We anticipate that all of the primary physicians with whom we contract, and who assume responsibility for ensuring the overall supervision and operation of our clinics, including Dr. Alpesh Desai (the owner of Pandora Laser Services, PLLC, with which we entered into a contracting physician agreement for our Dallas clinic), will similarly devote less than 100% of their time to our business or the provision of services at our clinics. There is a risk that our contracting physicians will not devote the requisite time to our business or the provision of services at our clinics, thereby adversely effecting our results of operations and financial condition.

The officers and directors of the Company exercise significant control over the Company.

Our officers and directors own approximately 2,201,000 (15%) shares of our outstanding common stock as of December 31, 2011. As stockholders, these individuals may have a significant influence on matters requiring stockholder approval, including the election of directors and the approval of business combinations. This concentration of ownership also could have the effect of delaying, discouraging or preventing changes of control or changes in management, or limiting the ability of the Company’s other stockholders to approve transactions that they may deem to be in their best interests. Conflicts of interest may arise as a result of such ownership.

We may be unable to attract and retain qualified physicians.

A significant majority of our current revenues are derived from a management services agreement with William Kirby, D.O., Inc., which provides laser tattoo and hair removal services at our California clinics. The provision of services by William Kirby, D.O., Inc. is critical to the success of our existing California clinics, and our expansion efforts are dependent on our ability to contract with additional qualified physicians. If we are unable to consistently attract, contract with and retain qualified physicians, our ability to maintain operations at existing clinics and open new clinics will be negatively affected.

Our strategy to promote the brand “Dr. TATTOFF®” may be unsuccessful.

Our promotion of the Dr. TATTOFF® brand and the services provided at our clinics is critical to the future success of our business and expansion efforts. We are unable to quantitatively measure the success of our current marketing campaigns or predict the future success of such campaigns in regions into which we may expand. Furthermore, we will require significant capital to fund our marketing efforts as we expand. We can provide no assurance that our revenues generated from future operations will be sufficient to fund our marketing efforts, or that we will be able to acquire the necessary funds from third party financing sources on terms acceptable to us or at all. Furthermore, we can provide no assurance that our marketing strategy will result in business generation or brand recognition in the markets into which we may expand.

Our current clinics are geographically concentrated in southern California.

Although we opened one clinic in Dallas in June 2011 and may expand into other states in 2012, our current clinics are geographically concentrated in southern California. As a result, our results of operations and financial condition are significantly tied to fluctuations in southern California economic conditions. A downturn in the economic conditions in southern California, or severe weather conditions and natural disasters endemic to southern California, such as earthquakes and floods, could negatively impact our financial condition, results of operations and cash flows.

We derive all of our revenue from laser tattoo and hair removal services.

We derive substantially all of our revenue from laser tattoo and hair removal services. We do not have other diversified revenue sources to offset a significant decrease in revenues from the provision of laser tattoo and hair removal services at our clinics. A decline in the demand for laser tattoo and/or hair removal services generally may result in a reduction in revenues generated at our clinics, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our clinics operate in a competitive environment and may have difficulty competing with larger and better financed competitors.

Our clinics compete with other local and national providers of laser tattoo and hair removal services. As laser tattoo and hair removal technology continues to develop and the demand for laser tattoo and hair removal services grows, the competition for the services provided at our current and future clinics may increase. Our clinics will compete based on a variety of factors, including quality of service, customer satisfaction and price and value. Some competitors may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. As a result, these competitors may be able to better respond to new or changing opportunities or customer requirements. Additionally, competing businesses could affect our ability to expand into other markets, generate sufficient revenues and maintain operations at a profitable level due to reduced margins or loss of market share. For all of the foregoing reasons, our clinics may not be able to compete successfully with current and future competitors.

An increase in the number of competing laser tattoo providers may harm our business.

Laser tattoo removal is a relatively new, but developing, procedure. As laser tattoo removal becomes more commonplace, new physicians and practice groups may begin to receive significant demand to economically justify the purchase or lease of laser tattoo removal technology. We currently use Q-switched lasers in our clinics, which have a retail price of approximately $125,000 to $150,000 per laser. A significant reduction in the price of lasers or a significant increase in the demand for laser tattoo removal could result in an increase in the number of competitors, thereby negatively impacting our business and prospects. To compete successfully, our clinics may be required to reduce prices, increase operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow.

We currently rely on third party financing of certain equipment used in our clinics, and our business plan contemplates the continued use of such financing.

The lasers currently used at our Beverly Hills and Santa Ana clinics, as well as the laser used for hair removal in our Dallas clinic, are leased or owned by William Kirby, D.O., Inc. pursuant to various capitalized leases/finance agreements with third party financing sources. In addition, under the management services agreement, we have the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price of the amount outstanding, if any, under the applicable capitalized lease/finance agreement. The third party lessors/financers have a security interest in all of the underlying equipment at these three clinics. As a result, in the event that William Kirby, D.O., Inc. defaults on its obligations under an outstanding capitalized lease/financing agreement, then the underlying equipment may be subject to repossession and other assets of William Kirby D.O., Inc. may be subject to the lender’s security interests. The loss of any such equipment or assets may negatively impact our business.

We purchased the laser used in our Montclair clinic for tattoo removal pursuant to a financing arrangement with the manufacturer. We purchased the laser used in our Montclair clinic for hair removal with no encumbrance. We purchased the lasers used in our Dallas clinic for tattoo removal and our Encino clinic for hair removal pursuant to financing arrangements with third party financing sources. In the event that we default on our obligations under an outstanding financing agreement, then the underlying equipment may be subject to repossession. The loss of any such equipment may negatively impact our business.

With respect to our future clinics, we intend to enter into similar financing arrangements with third party financing sources to provide lasers and certain other necessary equipment to our clinics. There can be no assurance that such financing will be available to us on terms acceptable to us or at all. In the event that financing is not available to us on terms acceptable to us, then our ability to acquire the equipment necessary for the provision of services at our clinics would be restricted, which may negatively impact our business.

Advances in laser tattoo and hair removal technology may render our equipment or the services provided at our clinics obsolete.

We believe that the technology, equipment and systems employed at our clinics are state-of-the-art, and we are constantly monitoring technological advances and reassessing the technology. However, there can be no assurance that new, improved or more efficient technology will not be developed, or that our clinics will not lose customers due to obsolete or outdated technology or require significant funding to update this technology.

We may be unable to protect our intellectual property rights or infringe on the intellectual property rights of others.

We own the rights to the registered trademark Dr. TATTOFF®. We license, on a nonexclusive basis, the use of our trademark to William Kirby, D.O., Inc., the provider of laser tattoo and hair removal services at our California clinics. We have not granted any such license to any other person. We may enter into similar arrangements with physicians as we expand. We will seek to protect our current and future intellectual property and to respect the intellectual property rights of others. In protecting our intellectual property, we will rely on state and/or Federal law regarding copyright, patents, trademarks and trade secrets. Furthermore, while we will attempt to ensure that the integrity of our intellectual property rights is maintained through restrictions in the licenses we grant to third parties, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our clinics. We cannot guarantee that we will succeed in obtaining, registering, policing or defeating challenges to our intellectual property rights or that our licensees will preserve the integrity of our brand. Any inability to register or otherwise protect our intellectual property rights could harm our business.

Furthermore, third parties may assert intellectual property infringement claims against us. These claims could result in significant liability to us, our inability to use key rights and the invalidation of our proprietary rights. Regardless of the outcome, any litigation could be time-consuming, expensive and could prove to be a distraction to management’s time and attention. Any of the foregoing occurrences could have a material adverse effect on our business and results of operations.

Our success will depend on our ability to hire and retain key personnel.

Our future success will depend on the skills, experience and efforts of our officers and key personnel and members of our board of directors. Our executive management team and members of our board of directors have significant experience in the healthcare industry, and the loss of any one of them could materially and adversely affect our ability to execute our business strategy. Specifically, the loss of Dr. William Kirby would have a material adverse effect on our current operations and prospects. As we expand, our success will similarly depend on our ability to attract, train and retain qualified personnel, and attract and contract with qualified physicians. A failure to attract, hire and retain qualified personnel and new contracting physicians could have a material adverse effect on our business, financial condition and expansion efforts.

Litigation brought against us may result in the expenditure of significant resources.

The services provided at our clinics involve medical procedures. As a result, we may become subject to claims and litigation arising out of the conduct of our business or the provision of services at our clinics, which include but is not limited to claims and litigation relating to:

●	adverse side effects and reactions resulting from laser tattoo and hair removal;

●	improper administration of laser tattoo and hair removal services; or

●	professional malpractice.

The Company and the physicians with whom we contract will carry liability insurance as required by law, but there is no certainty as to the adequacy of such liability insurance to cover future claims. Litigation of any type could result in significant expense to the Company associated with defending any claim or litigation, negative publicity and damage awards in excess of insurance coverage, among other expenses.

We may not be able to maintain or obtain insurance.

We currently maintain professional liability insurance, general liability insurance, property insurance, worker’s compensation insurance and director and officer liability insurance. Pursuant to our management services agreement with William Kirby, D.O., Inc., we agreed to procure and maintain medical malpractice and comprehensive general liability insurance policies on behalf of William Kirby, D.O., Inc. In addition, pursuant to the agreement, William Kirby, D.O., Inc. indemnifies the Company and its employees, officers, directors, representatives and agents from damages, liabilities and expenses incurred as a result of any action or omission by William Kirby, D.O., Inc and its employees and agents. Pursuant to our consulting physician agreement with Pandora Laser Services, we agreed to procure and maintain medical malpractice insurance on behalf of Pandora Laser Services, Dr. Alpesh Desai and any alternate physician named under the consulting physician agreement. In addition, pursuant to the agreement, Pandora Laser Services indemnifies the Company and its employees and agents from damages, liabilities and expenses incurred as a result of any action or omission by Pandora Laser Services and its employees and agents. As we expand, we may enter into similar agreements with physicians, in accordance with applicable state law. However, we cannot guarantee that any particular liability will be covered by insurance or that any judgment or damages will not exceed the limits of coverage.

In addition, the insurance policies obtained by us may not continue to be available to us or, if they are available, they may become too expensive for us to maintain. Our failure to maintain adequate insurance may have a material adverse effect on our financial condition and results of operations.

We may not be able to enter into or renew a lease for a clinic on favorable terms or at all.

Our clinics located in Beverly Hills and Encino are leased by William Kirby, D.O., Inc. pursuant to lease agreements with third party lessors. We have the right, but not the obligation, to use space at each of our current clinics for the provision of management services pursuant to the terms of the Amended and Restated Management Services Agreement with William Kirby, D.O., Inc. We are the named lessee with respect to the lease for our Montclair, Santa Ana and Dallas clinics, and we expect to be the named lessee under the leases with respect to our future clinics. William Kirby, D.O., Inc. or the Company, as applicable, may be unable to renew existing leases or enter into new leases on terms acceptable to us or at all. Higher lease costs could adversely impact our results of operations, cash flows and financial condition. Failure by a lessor to renew an existing lease could require the relocation of a clinic, which could disrupt our business and require significant capital expenditures for leasehold improvements.

Risks Related to Regulation of our Industry

The Company and the services provided at our clinics are subject to significant regulation.

The healthcare industry is heavily regulated and changes in laws and regulations can be significant. See “Item 1. Business – Government Regulation” for a description of certain of these laws and regulations. Many of these laws and regulations are ambiguous, and courts and regulatory authorities have provided limited clarification. Moreover, state and local laws vary from jurisdiction to jurisdiction. As we expand, we will need to analyze and constantly reevaluate our compliance with applicable local, state and Federal law. Our interpretations of applicable law and our business structure could be challenged. Any failure to comply with applicable law could result in substantial civil and criminal penalties. Non-compliance with applicable law could have a material adverse effect on our financial condition and could result in the cessation of our business.

The lasers used in our clinics are medical devices subject to Food and Drug Administration approval.

The lasers used in our clinics are medical devices subject to the jurisdiction of the FDA. The FDA has established stringent approval requirements applicable to the initial use and new uses of lasers used for medical purposes. Any noncompliance with the approved use of a laser or the failure of the suppliers of our lasers to comply with FDA requirements could subject us to product seizure, recalls, withdrawal of approvals and civil and criminal penalties, and could have a material adverse effect on our business, financial condition or results of operations.

The business conducted at our clinics is subject to new and amended Federal healthcare reform initiatives.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. This law enacted numerous changes impacting the delivery of health care and health care insurance in the United States. Further, legislative proposals continue to be introduced in Congress and various state legislatures that could cause additional major reforms of the U.S. healthcare system. We cannot predict whether any of these proposals will be adopted or the full extent of how they might affect our business or the business conducted at our clinics. During the course of congressional deliberations leading up to the new legislation, Congress considered a tax on cosmetic procedures. The final legislation included a tax on tanning services but not cosmetic procedures in general. If a tax on cosmetic procedures in general is implemented at the federal or state level, it may result in higher costs for patients utilizing the services provided at our clinics, and a reduced demand for these services. We are unable to predict the ultimate outcome of healthcare reform efforts. However, should such reform efforts include a tax on the services provided at our clinics or otherwise increase the cost of such services, our business may be negatively impacted. New or revised legislation could have a material adverse effect on our business, financial condition and results of operations.

California and Texas regulations governing the level of physician supervision over advanced registered nurse practitioners, physician assistants and registered nurses are not definitive.

We have contracted with William Kirby, D.O., Inc. for the provision of laser tattoo and hair removal services at our current California clinics, in compliance with applicable California state law. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. and is a board certified dermatologist and licensed Osteopathic Physician and Surgeon in the State of California. With respect to our Dallas clinic, we entered into a consulting physician agreement with Pandora Laser Services, PLLC, owned by Dr. Alpesh Desai, a board certified dermatologist licensed in the State of Texas, in compliance with Texas state law. As we expand, applicable state law will govern how we structure the provision of services in our new clinics.

Dr. Kirby employs and supervises advanced registered nurse practitioners, physician assistants and registered nurses (either as employees or independent contractors) to assist with the tattoo removal services performed at our California clinics. Accordingly, Dr. Kirby must comply with relevant California state laws and regulations applicable to the provision of healthcare services by nurses, nurse practitioners and physician assistants. See “Item 1. Business – Government Regulation” for a description of such laws and regulations.

If the California Medical Board were to ultimately conclude that a physician must be within a limited number of miles from a clinic providing laser services, it would likely limit the number of procedures that can be conducted in our California clinics on any given day, thereby reducing the overall revenues to the physician and consequently reducing our management services fees. In addition, William Kirby, D.O., Inc. would likely seek modifications to our management services agreement that would either increase our costs or decrease our fees, and our ability to grow our business in the State of California would be negatively impacted.

The Company employs the non-physician medical personnel necessary to assist with the tattoo removal services performed at our Dallas clinic. Dr. Alpesh Desai, or a physician with whom Pandora Laser Services contracts, supervises such personnel. Accordingly, Dr. Alpesh Desai, and the physicians with whom Pandora Laser Services contracts, must comply with relevant Texas laws and regulations applicable to the provision of healthcare services by the Company’s non-physician medical personnel. With respect to our Dallas clinic, Texas has different laws and regulations applicable to the provision of laser tattoo and hair removal services by registered nurses, physician assistants and other licensed personnel. The laws and regulations applicable to the provision of hair removal services contain more detailed requirements than the laws and regulations applicable to the provision of laser tattoo removal services. See “Item 1. Business – Government Regulation” for a description of such laws and regulations.

Furthermore, if we expand our operations into other areas outside of California and Texas, persons working in our clinics will be subject to the applicable state’s licensing procedures and rules and regulations governing the level of physician supervision required, which may differ from those in California and Texas. If physicians, registered nurses, advanced registered nurse practitioners, physician assistants, and other licensed personnel performing or assisting in laser tattoo and hair removal services at our clinics are deemed to have violated the laws or the rules of the appropriate licensing agency with respect to their scope of practice, they may face disciplinary action, including suspension or revocation of their medical or nursing license or credentials, which could have a material adverse effect on the Company.

Our services provided under the management services agreement with William Kirby, D.O., Inc. could implicate California anti-kickback and profit splitting prohibitions and our consulting physician agreement with Pandora Laser Services, owned by Dr. Alpesh Desai, may implicate Texas anti-kickback laws.

“Item 1. Business – Government Regulation” sets forth a summary of the California anti-kickback and profit splitting prohibitions applicable to the services provided at our California clinics, as well as a summary of Texas anti-kickback laws applicable to the services provided in connection with our Dallas clinic. We believe that our agreements with William Kirby, D.O., Inc. (California) and Pandora Laser Services, PLLC, owned by Dr. Alpesh Desai (Texas) are in compliance with applicable state anti-kickback statutes. There is a risk, however, that services or items provided under any such agreement in California could be viewed as “referring or recommending” a person to a health-related facility “for profit” in violation of Health & Safety Code Section 445 or “referring” a person in violation of Business & Professions Code 650. There is also a risk that services or items provided under any such agreement in Texas would violate Section 102.001 of the Texas Occupations Code. We can provide no assurance that government enforcement agencies will not view our agreements with physicians as violating applicable state anti-kickback laws.

Our services provided under the management services agreement with William Kirby, D.O., Inc. and our engagement of physicians under the consulting physician agreement with Pandora Laser Services, owned by Dr. Alpesh Desai could be determined by the California Medical Board or the Texas Medical Board, respectively, to constitute the unlawful practice of medicine.

With respect to our California clinics, we provide marketing and practice management services to William Kirby, D.O., Inc. pursuant to a management services agreement. See “Item 1. Business – Revenue Sources – California” for a detailed description of the management services agreement and “Item 1. Business – Government Regulation” for a description of California regulation of the corporate practice of medicine. We believe that the management services agreement complies with applicable California state law. However, it is possible that the California Medical Board could allege or determine that our provision of management services to William Kirby, D.O., Inc. constitutes excessive control over the entity’s medical practice, that our fee for the provision of such services is excessive or that we are otherwise unlawfully engaged in the practice of medicine.

With respect to our Dallas clinic, we entered into a consulting physician agreement with Pandora Laser Services. See “Item 1. Business – Revenue Sources – Texas” for a brief description of the consulting physician agreement and “Item 1. Business – Government Regulation” for a description of the Texas regulation of the corporate practice of medicine. Changes in applicable California and/or Texas state law may require us to terminate or materially modify the obligations and/or financial terms of our current and future services agreements. As we expand into other states, we may enter into similar agreements with physicians for the provision of services at our clinics, in compliance with applicable state law. Such agreements would be subject to the same risk of non-compliance with relevant state restrictions on the corporate practice of medicine.

Risks Relating to our Securities

There is currently no public or private trading market for our common stock.

Our common stock is not publicly traded or quoted on any stock exchange or other electronic trading facility. We have no present plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. We cannot assure you that a trading market for our common stock will ever develop. Our common stock has not been registered for resale under the blue sky laws of any state. The holders of shares of our common stock, and persons who may wish to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky laws and regulations may exist which could limit the ability of our shareholders to sell their shares.

Shares of our common stock are subject to dilution.

As of December 31, 2011, we had approximately 14,727,227 shares of common stock issued and outstanding, warrants to purchase approximately 269,558 shares of our common stock outstanding, and options to purchase 909,418 shares of our common stock outstanding. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, then such issuance will result in dilution to each shareholder by reducing the shareholder’s percentage ownership of the total outstanding shares of our common stock.

Our board of directors may issue shares of preferred stock that would adversely affect the rights of our common shareholders.

Our authorized capital stock includes 2,857,143 shares of preferred stock of which no preferred shares are issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine:

●	the designation of, and the number of, shares constituting each series of preferred stock;

●	the dividend rate for each series;

●	the terms and conditions of any voting, conversion and exchange rights for each series;

●	the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;

●	the provisions of any sinking fund for the redemption or purchase of shares of any series; and

●	the preferences and the relative rights among the series of preferred stock.

We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business.

Our costs will increase significantly as a result of operating as a public reporting company, and our management will be required to devote substantial time to complying with public company rules and regulations.

As a result of becoming a reporting company under the Exchange Act, we are required to file periodic and current reports, proxy statements and other information with the SEC and will be required to adopt and continuously evaluate policies regarding internal control over financial reporting and disclosure controls and procedures. The Sarbanes-Oxley Act of 2002, in addition to a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. As an Exchange Act reporting company, we will incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. We also believe that compliance with the rules and regulations applicable to Exchange Act reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

When we filed the Form 15 deregistering our common stock under Section 12(g) of the Exchange Act on March 16, 2010, we were not in compliance with Section 13(a) of the Exchange Act, and there can be no assurance that we will comply with Section 13(a) of the Exchange Act in the future.

On March 16, 2010, we filed a Form 15 with the SEC to terminate our registration under Section 12(g) of the Exchange Act. Upon the filing of the Form 15, our obligation to file periodic and other reports with the SEC was immediately suspended; however, at the time of filing, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodic and other reports with the SEC, as we had not filed any quarterly reports on Form 10-Q, annual reports on Form 10- K or other reports since our quarterly report on Form 10-Q for the period ending June 30, 2008. On December 7, 2011 we filed a registration statement on Form 10 with the SEC to register our common stock pursuant to Section 12(g) of the Exchange Act. The amended registration statement became effective on February 6, 2012. Following the effectiveness of the registration statement, we are required to file periodic and other reports under Section 13(a) of the Exchange Act.

Failure to be in compliance with Section 13(a) of the Exchange Act may have a material adverse effect on our stock price and the value of our business if, as a result of such non-compliance, the SEC determines to revoke or suspend the registration of our common stock under Section 12(g) of the Exchange Act.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located in our Beverly Hills clinic at 8500 Wilshire Boulevard, Suite 105, Beverly Hills, California 90211. The following table lists the locations of all of our clinics.

Location	Address	Size
Beverly Hills, California(1)	8500 Wilshire Boulevard, Suite 105	1,882 square feet
Beverly Hills, CA 90211
Santa Ana, California	1441 West Macarthur Boulevard, Suite A	1,800 square feet
Santa Ana, CA 92704
Encino, California(1)	17609 Ventura Boulevard, Suite 201	1,268 square feet
Encino, CA 91316
Montclair, California	9197 Central Avenue, Suite H	2,252 square feet
Montclair, CA 91763
Dallas, Texas	11661 Preston Road, Suite 128	1,806 square feet
Dallas, TX 75230
Houston, Texas(2)	5385 Westheimer Road	2,400 square feet
Houston, TX 77056

(1)
The clinic is leased by William Kirby, D.O., Inc. pursuant to a lease agreement with a third party. The Company has the right, but not the obligation, to use space at the clinic for the provision of management services pursuant to the terms of the management services agreement with William Kirby, D.O., Inc. The Company and William Kirby, D.O., Inc. acknowledge in the management services agreement that no leasehold interest is created or conveyed by the agreement and that no landlord-tenant relationship is intended to be created by the agreement or otherwise exists between the Company and William Kirby, D.O., Inc.

(2)	The clinic is in development and not currently operating. The Company expects to commence operations at this location in the second or third quarter of 2012.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings. We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition, cash flows and prospects.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock.

Holders

As of March 1, 2012, we had 156 shareholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future. Our board of directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Securities authorized for issuance under equity compensation plans

As of December 31, 2011, shares of common stock authorized for issuance under our equity compensation plan are summarized in the following table. See note 7 to the Financial Statements for a description of the plan.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grant
Plan approved by stockholders	909,418	$0.37	1,418,578
Plan not approved by stockholders	-	-	-
Total	909,418	$0.37	1,418,578

Recent Sales of Unregistered Securities

The following summarizes all sales of our unregistered securities during the fiscal year ending December 31, 2011. The securities in each one of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness. The securities are deemed restricted securities for purposes of the Securities Act.

2010 Common Stock Offering - Lead Investor Purchase Option

In connection with the Company’s 2010 private placement of common stock, Chicago Investments, Inc., as lead investor, received an option to purchase up to an additional 1,356,204 shares of common stock at a price of $0.368676 per share. On August 1, 2011, the Company and Chicago Investments, Inc. entered into the First Amendment to Purchase Option. In connection with the First Amendment, Chicago Investments assigned its right to exercise the option with respect to 678,102 shares to CIBC Trust Company (Bahamas) Limited, and the Company agreed to extend the term of the original option until August 10, 2012. On August 10, 2011, CIBC exercised the option and purchased 678,102 shares of the Company’s common stock for a purchase price of $250,000. On December 27, 2011, Chicago Investments, Inc. exercised the remaining option and purchased 678,102 shares of the Company’s common stock for a purchase price of $250,000.

Q4 2011 Common Stock Offering

Q4 2011 Common Stock Offering. In December of 2011, the Company sold 107,143 shares of common stock to one unaffiliated investor in a private placement for aggregate gross proceeds of $52,500.

Q4 2011 Investor Warrants. In connection with the financing, the investor received five-year warrants exercisable for 53,572 shares of common stock at a price of $0.595 per share, subject to adjustment.

Q4 2011 Selling Agent Commissions. As compensation for its services as selling agent in the financing, Dawson James Securities, Inc. received a cash commission of 10% of the aggregate gross proceeds of the shares of common stock sold by the Company as a result of the Dawson James’ efforts, or $5,250.

Securities Issued Pursuant to our 2011 Long-Term Incentive Plan

Executive Incentive Options. In April 2011, pursuant to our Long-Term Incentive Plan, the Company’s board of directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 895,712 shares of the Company’s common stock, of which 716,567 were outstanding as of December 31, 2011. The options have an exercise price of $0.368677, which the board of directors determined to be no less than the fair value of a share of common stock on the date of the grant. The executive options vest in equal, 20% annual increments, with the first installments vesting immediately and each subsequent installment vesting on the anniversary of the grant date, over a period of four (4) years measured from the grant date.

Management Incentive Options. In April 2011, pursuant to our Long-Term Incentive Plan, the Company’s board of directors also approved the grant of stock options to certain members of the Company’s management team to purchase an aggregate of 92,857 shares of the Company’s common stock, all of which were outstanding as of December 31, 2011. The options have an exercise price of $0.368677, which the board of directors determined to be no less than the fair value of a share of common stock on the date of the grant. The management options vest in equal, 25% annual increments, commencing on the first anniversary of the grant date, over a period of four (4) years measured from the grant date.

Director Options. In April 2011, pursuant to our Long-Term Incentive Plan, the Company’s board of directors also approved the grant of nonqualified stock options to the Company’s non-employee directors to purchase an aggregate of 128,571 shares of the Company’s common stock, 64,287 of which were outstanding as of December 31, 2011. The options have an exercise price of $0.368677, which the board of directors determined to be no less than the fair value of a share of common stock on the date of the grant. 50% of the director options vested immediately upon the grant date, 25% vest on the first anniversary of the grant date and the remaining 25% vest on the second anniversary of the grant date.

Stock Grants. In April 2011, pursuant to our Long-Term Incentive Plan, the Company’s board of directors also approved the grant of 85,715 shares of the Company’s common stock to each of William Kirby, D.O., Inc and each of the Company’s non-employee directors, which vested immediately upon the grant date.

Medical Advisory Board Options. On June 1, 2011, the Company granted 35,710 non-qualified stock options to five members of its medical advisory board, each vesting over five years with an exercise price of $0.368677, which the board of directors determined to be no less than the fair value of a share of common stock on the date of the grant.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

This report contains forward-looking statements within the meaning of the Federal securities laws. Forward-looking statements express our expectations or predictions of future events or results. The statements are not guarantees and are subject to risk and uncertainty. Except as required by applicable law, including Federal securities laws, we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives, future results, levels of activity, performance or plans will be achieved. We caution that these statements are further qualified by important factors that could cause actual results to materially differ from those contemplated in the forward-looking statements, including, without limitation, the following:

●	those items discussed under “Risk Factors” in “Item 1A” of this report;

●	our failure to generate significant revenues from operations;

●	the availability and cost of capital required to fund our current and future operations;

●	Federal, state and local law and regulation, including regulation of the services provided at our clinics;

●	our failure to execute our business plan;

●	our failure to effectively execute our marketing strategies;

●	our failure to identify or negotiate new real property leases on reasonable terms as part of our expansion plans;

●	our ability to renew existing leases on reasonable terms;

●	the effect of competition in our industry;

●	our ability to protect our intellectual property;

●	our exposure to litigation;

●	our dependence on key management and other personnel, including the physicians providing services at our clinics;

●	a decline in the demand for services provided at our clinics;

●	the ability of holders of our securities to effect resales of our securities; and

●	the effect of adverse economic conditions generally, and on discretionary consumer spending and the availability of credit.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may.” Factors that may cause our actual results to differ materially from those described in such forward-looking statements include the risks discussed under “Item 1A. Risk Factors.”

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided as a supplement to the accompanying financial statements and notes to help provide an understanding of the Company’s financial condition, cash flows and results of operations. MD&A is organized as follows:

Overview. This section provides a brief description of the Company’s business and operating plans.

Results of Operations. This section provides an analysis of the Company’s results of operations for the years ending December 31, 2011 and 2010.

Liquidity and Capital Resources. This section provides an analysis of the Company’s cash flows for the years ending December 31, 2011, as well as a discussion of the Company’s outstanding commitments that existed as of December 31, 2011 and December 31, 2010. Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements in 2010 and 2011.

Off Balance Sheet Arrangements. This section discloses any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the the Company's financial condition.

Critical Accounting Estimates. This section identifies those accounting estimates that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application.

Significant Accounting Policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. All of the Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying financial statements.

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment. The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law. We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician. This arrangement is structured to comply with a California state limitation on the corporate practice of medicine. In addition, we own and operate one clinic located in Dallas, Texas. As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics. Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

We have supported the provision of over 139,000 procedures to more than 18,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004. We opened our fourth clinic in southern California in February 2011 and our fifth clinic in Dallas, Texas in June 2011.

Our source of revenues through December 31, 2011, consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services. The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law. As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics. Effective January 1, 2010, we entered into an Amended and Restated Management Services Agreement with William Kirby, D.O., Inc. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. Under terms of the agreement, the percentage fee that we receive was increased from 60% to 73.5% for 2011 and we agreed to absorb the cost of advertising while William Kirby, D.O., Inc. agreed to absorb the cost of credit card fees and discounts of approximately 4.5%. Advertising costs were approximately 13.6% of our revenue in 2010. Accordingly, the amendment resulted in an increase in both revenue and expense and a favorable impact on our operating results that we estimate to be approximately $105,000 for the year ended December 31, 2010.

Because the source of the majority of our revenue is through an agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business.

Fees for service receipts of William Kirby D.O., Inc., less refunds, have increased by approximately $808,000 for the twelve months ended December 31, 2011 when compared to the prior year. Of this increase, approximately $566,000 is a result of opening of a new clinic in February 2011. The cost of employee compensation (including Dr. Kirby’s compensation) increased by approximately $454,000 for the twelve months ended December 31, 2011 when compared to the prior year. Of the increase in compensation cost of approximately $454,000, approximately $99,000 is related to opening of a new clinic in February 2011, an estimated $102,000 is related to an increase in operating days at two of the clinics, approximately $94,000 is a result of increased staffing to meet volume requirements at one clinic and approximately $197,000 is a result of increased compensation to Dr. Kirby. The increase in compensation cost, together with the increase in our management fees, has resulted in a cash basis loss for William Kirby D.O., Inc. in 2011. If William Kirby D.O., Inc. does not take steps to reduce compensation costs relative to receipts, then it may not have adequate cash to meet its obligations to us. In the event that William Kirby, D.O., Inc. incurs losses, it may seek changes in the management services agreement that would unfavorably impact our financial results. The financial information related to William Kirby, D.O., Inc. included above and elsewhere in this registration statement is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied. As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

Funds from operations from the Dallas clinic we opened in June 2011 serve as an additional source of revenue. In connection with our Dallas clinic, we entered into a consulting physician agreement with Pandora Laser Services, PLLC, pursuant to which Dr. Alpesh Desai, the sole member of Pandora Laser Services, or other physicians engaged by Pandora Laser Services provide to our Dallas clinic (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

We differentiate the services offered at our clinics from those of competitors by:

●	focusing solely on tattoo and hair removal;

●	providing services in a relaxed environment;

●	optimizing the location of our clinics; and

●	catering to our target demographic.

Our initial expansion focus is on large metropolitan markets that can support multiple clinic locations with favorable demographics, regulatory environments and competitive landscapes. We are currently evaluating potential clinic sites in Texas, Georgia and Arizona, and have identified over 40 other viable markets in the United States for expansion. We estimate the cash requirements for each new clinic to be approximately $225,000, to be applied toward various start-up costs, including leasehold improvements, marketing expenses, equipment acquisition, supplies and personnel.

Our laser tattoo services are performed by licensed medical professionals using Q-switched lasers and our hair removal services are similarly performed by licensed medical professionals using laser and/or Intense Pulse Light, or IPL, devices, in each case, with physician oversight in compliance with applicable state law. From time to time, William Kirby, D.O., Inc. and Pandora Laser Services evaluate the lasers used to perform procedures at the applicable clinic(s) and may recommend the use of new or additional technology.

Under our management services agreement with William Kirby, D.O., Inc., our management services fee is based on a percentage of the contracting physician’s gross revenues, whose revenues are primarily a function of the size and characteristics of the tattoo and the area of the body to be treated for hair reduction, less any refunds and credit card fees. The costs of operating our clinics are predominantly fixed or have a relatively small variable component, principally supplies. As a result, the contracting physician’s procedure volume can have a significant impact on our level of profitability since we operate under a fixed percentage of gross revenues arrangement. Management measures volume in “encounters,” which includes a visit to the clinic whether or not a purchase is made, and telephone sales. Management believes this measurement best represents the variable resource requirements, primarily staff time, and because other measures would be difficult and expensive to implement with little added benefit.

Our management service fees are affected by a number of factors, including but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo and hair removal industry. The majority of patients, approximately 85%, pay for services using a debit or credit card or one of two outside financing agencies whose services our contracting physician offers. Both of the outside financing agencies our contracting physician uses offer non-recourse programs. If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback. Our contracting physician offers a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances. Refunds were less than .4% of our contracting physician’s gross revenue in 2011. Refunds and chargebacks result in a reduction of our management fee. Deterioration of the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

William Kirby, D.O., Inc. does not provide financing but offers a program whereby patients can pay monthly via automatic charge. Currently, patients may cease participation in the program at any time and no interest is charged. The program was developed to meet the needs of patients who are unable to finance a purchase using a credit card or one of the outside financing agencies. Less than 3% of William Kirby, D.O., Inc.’s patients pay in this manner.

Effective marketing is an integral factor in our ability to generate patients and service fees for William Kirby, D.O., Inc. and ultimately our management service fees. Our marketing efforts have traditionally focused on our website and its placement on search engines, email campaigns directed towards existing patients, and word of mouth referral. The purpose of our marketing is to educate prospective patients about the advantages of laser tattoo and laser/IPL hair removal compared to alternatives and to attract them to our clinics.

Gift certificate sales represented approximately 0.3% of William Kirby, D.O., Inc.’s gross revenue in calendar 2011. The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee.

The fees generated by William Kirby, D.O., Inc., and therefore our management services fees, have historically been weak in the fourth quarter. We believe that patients are less inclined to purchase discretionary services in the months of November and December as they have atypical demands on both their time and financial resources.

Our revenues have continued to increase despite relatively unfavorable economic conditions. However, we do not have sufficient history to predict what may occur if economic conditions in the United States further deteriorate. We believe that the typical customer of the services offered at our clinics is young, educated and affluent with adequate disposable income to afford the services. However, tattoo and hair removal is discretionary for most individuals and they may delay or forego removal if faced with a reduction in income or increase in non-discretionary expenses. We also believe that poor economic conditions have resulted in increased pressure on pricing and an expectation of greater value for the money by patients. Management believes that such pricing pressure is a result of a decrease in consumer confidence in economic conditions and their employment prospects together with the increased availability of competitive pricing information on the internet. In addition, we believe that a portion of our core demographic is attracted to new coupon programs such as those offered by Groupon and Living Social, particularly with respect to hair removal where we face a larger number of competitors.

Our operating costs and expenses include:

●	management services expenses, including rent, utilities, parking and related costs to operate the clinics, laser equipment, maintenance costs, supplies, non-medical staff expenses and insurance;

●	marketing and advertising costs including marketing staff expense and the cost of outside advertising;

●	general and administrative costs, including corporate staff expense and other overhead costs; and

●	depreciation and amortization of equipment and leasehold improvements.

We currently anticipate opening at least one additional clinic in Houston, Texas in the second or third quarter of 2012, and may open additional clinics in Texas, Georgia and Arizona in the third or fourth quarter of 2012 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets. To our knowledge, there is currently no nationally branded provider of such laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan. To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

We require substantial capital to fund our growth and will continue to seek substantial amounts of capital to effectuate our business plan. We have experienced significant negative cash flow from operations to date, and we expect to continue to experience significant negative cash flow in the future. Our inability to generate sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition. If we are not able to raise additional funds, we will be forced to significantly curtail or cease our operations. See “Liquidity and Capital Resources” below for additional information.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2011 and the Twelve Months Ended December 31, 2010

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Twelve Months Ended
	December 31, 2011	December 31, 2010

Revenues	100%	100%
Management services expenses	59%	48%
General & administrative expenses	103%	49%
Marketing and advertising	20%	17%
Depreciation & amortization	9%	5%
Loss from operations	(91%)	(19%)
Restructuring gain	-	89%
Interest expense and other	(1%)	(6%)
Net (loss) income	(93%)	63%

Revenues. Revenues increased by approximately $487,000, or 22%, to approximately $2,666,000 for the twelve months ended December 31, 2011 compared to approximately $2,179,000 for the twelve months ended December 31, 2010. Encounters increased by approximately 6,700 from 26,300 to 33,000 or 26%. Two new clinics opened in 2011 accounted for 4,500 encounters, or approximately 67% of the increase in encounters. The new clinics generated approximately $503,000 in revenue, while revenue decreased approximately $17,000 in mature clinics.  Two of our three mature clinics experienced increased revenue, but not enough to offset the decrease in one clinic that suffered a decrease of approximately 14% in revenue. Management attributes the decrease in revenue to turnover in key positions at the clinic. Average fee per encounter was essentially unchanged at $118 in both 2011 and 2010. Fee per encounter in our three mature clinics was approximately 8% lower in the year ended December 31, 2011 when compared to the year ended December 31, 2010. This decrease was substantially offset by higher average fee per encounter in new clinics which typically have a higher initial fee per encounter Management believes that the decrease in fee per encounter in the Company’s mature units is principally a result of pricing pressure brought on by unfavorable economic conditions and increased market penetration of internet deal site offers.

Management Services Expenses. Management services expenses consist primarily of salaries, wages and benefits for the employees who work at our clinics, rent and utilities for the clinic premises, and supplies. Management services expenses increased by 49% in the aggregate and increased to 59% as a percentage of revenues to approximately $1,570,000 for the twelve months ended December 31, 2011 versus approximately $1,054,000 for the twelve months ended December 31, 2010. Of this increase of approximately $516,000, approximately 83% or $430,000 was related to our two new clinics. Labor and labor related costs increased by approximately $203,000, accounting for 39% of the total increase in management services expenses. Rent, utilities and parking increased by approximately $176,000 accounting for approximately 34% of the increase in total management services expense. This increase is principally related to the opening of two new locations and the relocation of our Orange County, California location.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Since early in 2008, we have relied principally on internet advertising. During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach. We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $541,000 for the twelve months ended December 31, 2011, compared to approximately $362,000 for the twelve months ended December 31, 2010, an increase of approximately $179,000.

General and Administrative Expenses. General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management. Also included our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors. General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions. General and administrative expenses increased by approximately $1,674,000 to approximately $2,750,000 for the twelve months ended December 31, 2011 when compared to $1,076,000 in the prior year. Professional and other fees associated with completion of our audits, tax returns and preparation of our registration statement on Form 10 accounted for approximately $875,000 of the increase. Non-cash expenses accounted for approximately $256,000 of the increase, including $217,000 in stock compensation expense related to stock and option grants under our long-term incentive plan and $39,000 in expense for warrants issued in exchange for consulting services. We also incurred approximately $238,000 in expenses for personnel to identify and prepare new clinics, recruit employees and train staff. We also opened a call center during the third quarter of 2011, located in space formerly occupied by our Orange County, California clinic. We opened the call center to provide better telephone service to our customers. We incurred approximately $87,000 in expenses related to the call center.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations. Depreciation and amortization expenses increased by 108% in the aggregate to approximately $235,000 for the twelve months ended December 31, 2011 versus approximately $113,000 for the twelve months ended December 31, 2010. The depreciation and amortization related to the opening of two new clinics and the relocation of a clinic were the principal factors in the increase. A new laser acquired in the third quarter of 2010 and a new telephone system installed in the fourth quarter of 2010 also contributed to the increase in depreciation and amortization.

Interest Expense. Interest expense for the twelve months December 31, 2011 was approximately $39,000, a decrease of approximately $137,000 when compared to interest expense of $176,000 for the twelve months ended December 31, 2010. The reduction in interest expense is a result of the restructuring of our obligations effective August 10, 2010 which resulted in the exchange of substantially all of our debt, except the capital leases and financed insurance premiums, for common stock as described more fully in liquidity and capital resources. In 2011, we financed two new lasers for our new clinics.

Comparison of the Fiscal Year Ended December 31, 2010 and the Fiscal Year Ended December 31, 2009

The following table sets forth certain consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Twelve Months Ended
	December 31, 2010	December 31, 2009

Revenues	100%	100%
Management services expenses	48%	50%
General and administrative expenses	49%	73%
Marketing and advertising	17%	9%
Depreciation and amortization	5%	8%
Loss from operations	(19%)	(41%)
Restructuring gain	89%	-
Interest expense	(8%)	(21%)
Other income (expense)	2%	(2%)
Net income (loss)	63%	(65%)

Revenues. Revenues increased by approximately $523,000, or 32%, to approximately $2,179,000 for the twelve months ended December 31, 2010 compared to approximately $1,656,000 for the twelve months ended December 31, 2009. Approximately $315,000 or 60% of the increase was due to a change in our management services agreement and was offset by additional expenses of approximately $211,000 that we are responsible for under the modified agreement. The remainder of the increase in revenue was primarily due to an increase of approximately 28% in the number of patient encounters in the practice we manage, offset by a decrease in the amount of cash per encounter collected by our contracting physician of approximately 13%. The amount of cash per encounter collected by our contracting physician decreased dramatically in the fourth quarter of 2008 as consumers reacted to disruptions in the economy and credit standards tightened and our contracting physician continued to experience pressure on pricing throughout calendar 2010. Cash per encounter collected by our contracting physician was approximately $118 in calendar 2010 compared to $135 in calendar 2009.

Management Services Expenses. Management services expenses increased by 27% in the aggregate but decreased slightly as a percentage of revenue to 48% to approximately $1,054,000 for the twelve months ended December 31, 2010 versus approximately $831,000 for the twelve months ended December 31, 2009. Labor and labor related costs increased by approximately $79,000 or 15%. In addition, supplies costs increased by approximately $59,000 or 59% over the prior year. Approximately $37,000 of the increase in supplies was due to an increase in laser supplies purchased as we replaced handpieces on a number of older devices. Clinic rent increased by approximately $12,000 due to rent escalation clauses.

Marketing and Advertising Expenses. Marketing and advertising expenses increased approximately $205,000 to $362,000 for the calendar year ended December 31, 2010, compared to approximately $157,000 for the prior year. Marketing and advertising costs represented 17% of management service revenue in 2010, compared to 9% in the prior year. In connection with the modification of our management services agreement, our revenue percentage was increased by approximately 13.5% and we agreed to absorb the costs of advertising. This accounted for approximately $202,000 of the increase in expense during 2010.

General and Administrative Expenses. General and administrative expenses decreased by 12% in the aggregate down to 49% as a percentage of revenues to approximately $1,076,000 for the twelve months ended December 31, 2010 versus approximately $1,217,000 for the twelve months ended December 31, 2009. Labor and labor related costs decreased by approximately $24,000 or 4%. Professional fees decreased by 8% from approximately $342,000 to $308,000, accounting for 24% of the total decrease in general and administrative expenses. The decrease in professional fees was a result of the favorable impact of settlement agreements we reached with our former counsel and former CEO totaling approximately $112,000. This reduction was offset by additional fees paid to our medical director of $100,000. Other general and administrative expenses decreased 33% or approximately $92,800, of which approximately $79,000 was a reduction in credit card fees and discounts that we absorbed under our prior management services agreement with William Kirby, D.O., Inc.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by 12% in the aggregate and approximately 5% as a percentage of revenue to approximately $113,000 for the twelve months ended December 31, 2010 versus approximately $128,000 for the twelve months ended December 31, 2009. The decrease was principally a result of some of our older assets reaching the end of their useful life in 2010.

Other Income (Expense). Interest expense decreased by approximately 49% in the aggregate and to 8% as a percentage of revenue to approximately $176,000 for the twelve months ended December 31, 2010 versus approximately $345,000 for the twelve months ended December 31, 2009. The primary reason for the decrease is due to the restructuring plan which took effect in August 2010 and the elimination of amortization of deferred financing costs in 2009.

Reorganization Program and Troubled Debt Restructuring. In March 2010, the board of directors of the Company approved an informal plan of restructuring of the Company’s affairs in connection with a third party financing proposal. The plan included a restructuring of the Company’s common stock ownership, a restructuring of its indebtedness to management, shareholders and other insiders, and a cancellation and/or conversion of its indebtedness to third parties. See “Liquidity and Capital Resources” for a description of the 2010 restructuring.

Liquidity and Capital Resources

We have historically funded the development and growth of our business with cash generated from operations, shareholder loans and advances, and third party financing. During 2010 and 2011, the increase in cash resulted primarily from the sale of securities, including the proceeds of options exercised by our management and Board of Directors. The proceeds were used to pay operating expenses, purchase new equipment, retire debt and prepare to open new clinics.

Going Concern Issues

At December 31, 2011, the Company had accumulated losses of approximately $4,568,000. In 2011, the Company had a net loss on operations of approximately $2,474,000 and the Company has not yet produced positive cash flow from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and reduce the level of professional fees it incurs to address its losses and ability to continue to operate. The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

In connection with the 2010 restructuring, the Company also expanded its board of directors to include individuals with substantial experience in raising capital and numerous relationships that may assist the Company in achieving its goals. In the event that the Company is unsuccessful in raising adequate equity capital, management will attempt to reduce losses and preserve as much liquidity as possible. Steps management would likely take would include limiting capital expenditures, reducing expenses and leveraging the relatively few assets that it owns without encumbrance. A reduction in expenses would likely include personnel costs, professional fees, and marketing expenses. While management would attempt to achieve break-even or profitable operations through these steps, there can be no assurance that it will be successful.

In March 2010, the board of directors of the Company approved an informal plan of restructuring of the Company’s affairs in connection with a third party financing proposal. The plan included a restructuring of the Company’s common stock ownership, the repayment of certain of its indebtedness to management, shareholders and other insiders, and a cancellation and/or conversion of its indebtedness to third parties including vendors, attorneys, accountants, and noteholders.

The plan was developed in connection with a term sheet from Chicago Investments, Inc., as lead investor, pursuant to which the restructuring would occur and a new investment of at least $1,250,000 and up to a maximum of $3,000,000 would be made in the Company. Following is a description of the material elements of the plan:

●
The conversion of all outstanding principal and interest due on convertible notes issued by the Company and its predecessor between July 2007 and June 27, 2008 into shares of common stock and the cancellation of such notes and all warrants issued in connection with such notes. All of the holders of the convertible notes agreed to the conversion and 465,229 shares of common stock were issued to the holders in exchange for $382,094 in outstanding principal and interest.

●
The conversion of all of the outstanding principal and interest due on debentures issued by the Company in April 2008 into shares of common stock and the cancellation of such debentures and all warrants issued in connection with such debentures. All of the holders of the April 2008 debentures agreed to the conversion and 900,015 shares of common stock were issued to the holders in exchange for $1,066,369 in outstanding principal and interest.

●
The conversion of all of the outstanding principal and interest due on debentures issued by the Company between July 2008 and December 2008 into shares of common stock and the cancellation of such debentures and all warrants issued in connection with such debentures. All of the holders of the July 2008 debentures agreed to the conversion and 503,314 shares of common stock were issued to the holders in exchange for $606,010 in outstanding principal and interest.

●
The conversion of all of the outstanding principal and interest due on notes issued by the Company in November 2007 and October 2008, and held by insiders, including management and former members of management and the board of directors into shares of common stock and the cancellation of such notes. All of the holders agreed to the conversion and 116,495 shares of common stock were issued to the holders in exchange for $130,474 in outstanding principal and interest.

●
The conversion of all amounts owed to management and former members of management for salaries due but unpaid between November 2007 and May 2008 into shares of common stock. All of the current and former members of management agreed to the conversion and 299,701 shares of common stock were issued in exchange for the cancellation of $366,314 in outstanding obligations.

●
The conversion of amounts due for advances provided to the Company for services provided from November 2007 to April 2010 under the Company’s management services agreement with William Kirby, D.O., Inc. into shares of common stock. Dr. William Kirby owns 100% of the stock in William Kirby D.O., Inc. and is a member of our board of directors. William Kirby D.O., Inc agreed to the conversion and 227,868 shares of common stock were issued in exchange for the cancellation of $278,515 in outstanding obligators.

●
The material reduction and settlement of certain past due amounts owed to vendors who have provided goods and services to the Company. In connection with the 2010 restructuring, the Company entered into settlement agreements with vendors pursuant to which it reduced its outstanding obligations by approximately $677,000. The Company expects to use proceeds from its 2010 financing (described below) and revenues generated from operations to repay its outstanding obligations.

In 2010, the Company issued 7.78 million shares of its common stock for aggregate gross proceeds of approximately $2.87 million in seven separate closings:

●	August 10, 2010: $1,261,000;

●	September 3, 2010: $115,000;

●	November 19, 2010: $440,000;

●	November 30, 2010: $129,000;

●	December 16, 2010: $200,000;

●	December 30, 2010: $661,000; and

●	December 31, 2010: $65,000

Net proceeds of the 2010 financing were approximately $2.6 million. The Company completed the preceding conversions and cancellations effective as of August 10, 2010. The Company disbursed approximately $253,000 in cash directly related to the restructuring in August 2010.

As a result of the above, the Company’s current assets exceeded its current liabilities by $1,357,000 at December 31, 2010, compared to an excess of current liabilities over current assets of approximately $4,018,000 at December 31, 2009.

The Company accounted for the restructuring transactions as a “Troubled Debt Restructuring” pursuant to ASC 470-60. Accordingly, the Company recognized a gain in the amount of the difference between the fair value of the consideration issued and the carrying amount of the debt eliminated. The Company valued the shares of common stock issued to debt holders at $0.368676 per share, the amount at which shares were sold in the offering held in connection with the restructuring.

Management fee due from related party, representing a receivable from William Kirby, D.O., Inc. increased from approximately $75,000 at December 31, 2010 to approximately $284,000 at December 31, 2011. This change is a result of unfavorable financial performance by William Kirby, D.O., Inc. which decreased its ability to timely pay management fees due us.  Also in 2011, our accounts payable balances increased by approximately $249,000 and our accrued expense balances increased by approximately $14,000. Our deteriorating cash position in late 2011, a result of our continued operating losses, impacted our ability to pay obligations in a timely manner. We also expended approximately $581,000 in 2011 on capital expenditures, principally related to the opening of two new clinics in Montclair, California and Dallas, Texas and the relocation of our Orange County, California clinic. In connection with the opening of our two new locations, we entered into financing arrangements with the manufacturer of the laser we acquired to finance them over a three year period. Repayments of principal on these loans together with the repayment of financed insurance premiums accounted for the increase in principal payments on notes payable.

For the twelve months ended December 31, 2011, we incurred non-cash stock compensation expense of approximately $217,000 representing the value of common stock and common stock options issued as compensation. We paid deposits of approximately $52,000 during the twelve month period December 31, 2011 related to two new clinic locations and an IPL device that we acquired, accounting for the increase in other assets. Accounts payable and accrued expenses increased as a result of the substantial professional fees we have incurred for audit and Form 10 related services. Deferred revenue increased from $0 to approximately $185,000 for the twelve-months ended December 31, 2011, representing the cash received for the purchase of services to be delivered in the future at our Dallas location.

During the twelve months ended December 31, 2011 we received proceeds on the exercise of stock options totaling approximately $590,000. Proceeds from the exercise of stock options included $250,000 received from CIBC upon exercise of an option, $250,000 received from Chicago Investments, Inc. upon exercise of an option, and approximately $90,000 received from members of management and the Board of Directors upon exercise of options granted under the Company’s 2011 Long-term Incentive Plan. We also received approximately $47,000 in proceeds from the sale of common stock during the twelve months ended December 31, 2011.

Commitments

As of December 31, 2011, our commitments for the following year totaled approximately $694,032, comprised of $68,333 in payments on capital lease obligations, $276,328 in payments on operating leases, $99,371 in payments on long-term notes payable, and $250,000 in payments to William O. Kirby, D.O., Inc. We had $528,260 in commitments as of December 31, 2010 for the next year, comprised of $61,644 in payments on capital lease obligations, $205,170 in payments on operating leases, $11,446 in payments on long-term notes payable, and $250,000 in payments to William O. Kirby, D.O., Inc. Cash balances were $1,856,672 and $110,787 at December 31, 2010 and December 31, 2011, respectively.

The Company intends to use its available resources to open additional clinics. Although we benefitted from a substantial cash infusion from the 2010 financing, we have historically experienced significant negative cash flow from operations and we expect to continue to experience significant negative cash flow from operations in the near future as we open new clinics. Accordingly, we expect to raise additional capital to fund our current operations and future expansion through the sale of securities and/or the issuance of debt. We have been successful in raising small amounts of debt for equipment financing, but our financial condition and history of losses limits our ability to issue debt. If we are unable to raise additional equity capital, then we will not be able to grow our revenue and eliminate our operating losses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with entities or other persons, also known as "special purpose entities."

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported and such differences may be significant. Our most significant accounting estimates are those related to our consolidation policy, valuation of common stock, fair value measurements, uncertainty in income taxes and valuation allowance for deferred tax assets as set forth below.

Consolidation Policy. The Company has various contractual relationships with William Kirby D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases and guarantees. The Company evaluated the various relationships between the parties to determine whether to consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to ASC 810, Consolidation. The Company determined that it was not the primary beneficiary of the interest and that it should not consolidate William Kirby, D.O., Inc. The Company’s conclusion was based upon an analysis of the various relationships and California state law restrictions on relationships between licensed professionals and businesses. To complete its analysis, management made assumptions regarding the relevance of certain factors, including state law requirements, which were given significant weight. In the event that state law should change, there should be material changes in the relationships or management’s judgment as to the relevance of various factors should change, the Company might determine that consolidation would be appropriate.

Valuation of Common Stock. There is presently no trading market for common stock or other equity instruments of the Company. Management’s estimates of stock compensation expense and derivative liability are dependent upon an estimated fair value of a share of Company common stock. ASC 820, “Fair Value Measurement,” establishes a hierarchy for measurement of fair value and requires the Company to maximize the use of observable inputs in measuring fair value and minimize the use of unobservable inputs. Management estimates the fair value of a share of common stock primarily based upon the most recent actual purchases of common stock by unrelated third parties because it represents observable inputs and management believes it is the most reliable estimate available. Management may adjust the value per share as the time period between when actual purchases have been made and the measurement date increases or if it determines that events subsequent to the last actual sale transaction materially impact the value of a share of common stock. Such changes in estimated value may have a material impact on stock compensation expense and derivative liabilities.

Fair Value Measurements. The Company estimates its derivative liabilities using a Black-Scholes option pricing model using such inputs as management deems appropriate. The Black-Scholes option pricing model requires the use of input assumptions, including expected volatility, expected life, expected dividend rate and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective.

Because there is no trading market for the Company’s common stock or any of its warrants or other derivative liabilities, the Company cannot calculate actual volatility. Management has estimated volatility by selecting a group of companies, deemed by management to be similar. Changes in fair value estimates may have a material impact on the measurement of derivative liabilities.

Uncertainty in Income Taxes. We adopted the provisions of ASC 740-10 (formerly FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2010 (“ASC 740-10”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740-10 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate.

Valuation Allowance for Deferred Tax Assets. Deferred tax assets arise when we recognize charges or expenses in our financial statements that will not be allowed as income tax deductions until future periods. The term deferred tax asset also includes unused tax net operating losses and tax credits that we are allowed to carry forward to future years. Accounting rules permit us to carry deferred tax assets on the balance sheet at full value as long as it is “more likely than not” that the deductions, losses or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met. The accounting rules state that a company with a recent history of losses would have a difficult, perhaps impossible, time supporting a position that utilization of its deferred tax assets was more likely than not to occur.

We believe that the operating loss incurred by the Company in the current year, and the cumulative losses incurred in prior years, represent sufficient negative evidence to determine that the establishment of a valuation allowance against deferred tax assets is appropriate. Until an appropriate level of profitability is attained, we expect to continue to maintain a valuation allowance on our net deferred tax assets.

The estimates, judgments and assumptions used by us under “Consolidation Policy,” “Valuation of Common Stock,” “Fair Value Measurements,” “Uncertainty in Income Taxes” and “Valuation Allowance for Deferred Tax Assets” are, we believe, reasonable, but involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Significant Accounting Policies

The Company has defined a significant accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

We have identified the policies set forth in Note 1 to our consolidated financial statements as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Results of Operations and Financial Condition, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the discussion set forth in Note 1 to our consolidated financial statements addresses our most significant accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is information with respect to our current directors and executive officers as of the date of this report, except as otherwise indicated.

Name	Age	Position
John Keefe	63	Chief Executive Officer, Chief Operating Officer and Director
Mark Edwards	57	Chief Financial Officer
Ian Kirby	32	Chief Marketing Officer
Eugene Bauer	69	Director (Chair)
Gene Burleson	71	Director
Joel Kanter	55	Director
William Kirby	39	Director

The business experience and background of each of our directors and executive officers is provided below. Our directors are elected at each annual shareholders meeting to serve a one-year term expiring at the next annual shareholders meeting and until their successors are elected and qualified.

John Keefe. As Chief Executive Officer and Chief Operating Officer of our Company, Mr. Keefe brings to our board of directors a depth of understanding of our business and operations, as well as financial and strategic planning expertise in the healthcare services industry. Mr. Keefe has served as our Chief Executive Officer since May 2008 and Chief Operating Officer since November 2007. Mr. Keefe has served as a member of our board of directors since August 2010. Mr. Keefe served as Chief Financial Officer of the Company and DRTATTOFF, LLC, our predecessor, from November 2007 to July 2008. From January 2007 to November 2007, Mr. Keefe served as the Chief Financial Officer of Equicare Capital, LLC, a healthcare revenue cycle company that merged with Argyle Solutions Inc. in August 2007. From 2002 to 2006, Mr. Keefe was a co-founder and served as the Chief Operating Officer of Centerre Healthcare Corporation, an operator of acute rehabilitation hospitals, where he was responsible for hospital operations, including implementations, regulatory compliance, clinical quality and marketing. Mr. Keefe earned a Bachelors degree in Business Administration in Accounting from Georgia State University and became licensed as a Certified Public Accountant (Georgia) in 1981.

Mark Edwards. Mr. Edwards has served as our Chief Financial Officer since July 2008. From April 2008 to July 2008, Mr. Edwards served as Senior Financial Officer for Navvis Healthcare, LLC, a company providing strategic consulting services to hospitals and healthcare systems, where he was responsible for overall financial management of the firm and facilitated the merger of The Strategy Group into Navvis. From 2002 to April 2008, Mr. Edwards served as Vice President, Finance and Chief Information Officer for Centerre Healthcare Corporation, an operator of acute rehabilitation hospitals, where he was responsible for the preparation and presentation of financial reports and plans, structuring and negotiation of joint venture agreements, lease and project financing, and development and management of the company’s management information systems. Mr. Edwards earned a Bachelor of Arts in economics from the University of California at Los Angeles.

Ian Kirby. Mr. Kirby has served as our Chief Marketing Officer since November 2007. From February 2007 to October 2007, Mr. Kirby served as Executive Creative Director for Art Machine, an entertainment advertising agency, where he was responsible for servicing and developing existing accounts, account origination and directing creative aspects of projects from a diverse range of clients. During 2006, Mr. Kirby developed pitch presentations for Strategic Group, a New York-based company specializing in brand and image creation for a variety of clients. From 2002 to 2006, Mr. Kirby worked for Shoolery Design, an entertainment advertising agency, and from 2001 to 2002, Mr. Kirby headed West Coast sales and marketing efforts for Malaguti USA, an American importer of motor scooters. Mr. Kirby is the brother of Dr. William Kirby, a member of our board of directors. Mr. Kirby earned a Bachelor of Science degree in Business Administration in Finance from the University of Florida in 2000.

Eugene Bauer. Dr. Bauer brings to our board of directors extensive experience in healthcare and medical services, as well as experience in directorship of various companies in the healthcare industry. Dr. Bauer has served as the chairman of our board of directors since August 2010. Dr. Bauer is founder, Chief Medical Officer and a member of the Board of Directors of Skintelligence, Inc., a privately held development stage dermatology company, and is the immediate past President and Chief Medical Officer of Peplin Inc., the U.S.-based subsidiary of LEO Pharma. He was a co-founder of Connetics, a publicly-traded biotechnology company that was acquired by Stiefel Laboratories in 2006. Dr. Bauer previously served as Chief Executive Officer of Neosil Inc., which was acquired by Peplin in 2008. Since 2002, Dr. Bauer has served as a Lucy Becker Professor, Emeritus, in the School of Medicine at Stanford University. From 1995 to 2001, Dr. Bauer served as Vice President for Medical Affairs and Dean of the Stanford University School of Medicine, and from 1988-1995, he served as Chair of the Department of Dermatology at the Stanford University School of Medicine. During his tenure as department chair, Dr. Bauer also served as Program Director of the Stanford University General Clinical Research Center (GCRC), where he oversaw the Federal and industry-sponsored research carried out in the GCRC. In addition, Dr. Bauer currently serves as Executive Chairman of the board of directors of Medgenics, Inc., an Israeli biotechnology company, a member of the board of directors of Vyteris, Inc., a developer of transdermal drug delivery technology, and a member of the board of directors of five other privately-held companies. Dr. Bauer previously served on the board of directors of Arbor Vita Corp., Patient Safety Technologies, Inc. and Pet DRx Corporation.

Gene Burleson. Mr. Burleson brings to our board of directors extensive experience in the operation of companies in the medical services industry, as well as experience in public company directorship of companies in the healthcare industry. Mr. Burleson has served as a member of our board of directors since August 2010. From June 2005 to July 2010, Mr. Burleson served as a director of Pet DRx Corporation (NCM: VETS), an owner and operator of veterinary care clinics. Mr. Burleson also served as Chief Executive Officer of Pet DRx from November 2008 until its sale to VCA Antech in July 2010. Mr. Burleson currently serves on the board of directors of SunLink Health Systems, Inc. (AMEX:SSY), an owner and operator of acute care hospitals, and Vyteris, Inc., a developer of transdermal drug delivery technology. From 2004 to 2008, Mr. Burleson served on the board of directors of Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations. From 1995 to 2003, Mr. Burleson served as a member of the board of directors of Alterra Healthcare Corporation, a developer and operator of assisted living facilities, and as chairman of the board of directors during 2003. From 2000 to 2002, Mr. Burleson served as chairman of the board of directors of Mariner Post-Acute Network, Inc., and from 1990 to 1997, he served as chairman of the board of directors, President and Chief Executive Officer of GranCare. Mr. Burleson also serves on the board of directors of several private companies.

Joel Kanter. Mr. Kanter brings to our board of directors extensive experience in finance, investment banking and strategic planning, as well as experience in public company directorship of companies in the healthcare industry. Mr. Kanter has served as a member of our board of directors since August 2010. Since July 1986, Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm,. From 1989 to November 1999, Mr. Kanter served as the President, and subsequently as the President and Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company (NMS: WNUT). Walnut Financial’s primary business focus was the provision of different forms of financing to small business, by providing equity financing to start-up and early stage development companies, providing bridge financing to small and medium-sized companies, and providing later stage institutional financing to more mature enterprises. The company was sold to Tower Hill Capital Group in 1999 in a transaction valued at approximately $400 million. Mr. Kanter serves on the board of directors of several public companies including Magna-Labs, Inc., formerly involved in the development of a cardiac MRI device; Medgenics, Inc., an Israeli biotechnology company; Vyteris, Inc., a developer of transdermal drug delivery technology and WaferGen, which is engaged in the development, manufacturing and sales of state-of-the-art systems for gene expression, genotyping and stem cell research. He also serves on the board of directors of several private companies. Mr. Kanter is a current Trustee and past President of the Board of Trustees of The Langley School in McLean, Virginia; a former Trustee at the Georgetown Day School in Washington, D.C.; and a current Trustee of Union Institute & University. He is also the current Board Chair of the Black Student Fund and a Vice-Chair of the Kennedy Center’s National Committee on the Performing Arts.

William Kirby. Dr. Kirby brings to our board of directors extensive experience in laser tattoo and hair removal services and a depth of understanding of our business and operations. Dr. Kirby has served as a member of our board of directors since March 2008 and is the sole shareholder of William Kirby, D.O., Inc., an entity that provides laser tattoo and hair removal services to our California clinics as set forth in a management services agreement with the Company. Dr. Kirby was a managing member of DRTATTOFF, LLC, our predecessor, since its inception in 2004. Since 2002, Dr. Kirby has practiced medicine in California as a licensed Osteopathic physician and surgeon and is board certified in dermatology through the American Osteopathic College of Dermatology. He currently serves as a Clinical Assistant Professor, Department of Internal Medicine, Division of Dermatology, at Nova Southeastern University and as a Clinical Assistant Professor of Dermatology at Western University of Health Sciences. Dr. Kirby earned a Bachelor of Science degree in Biology from Emory University in 1995 and a Doctor of Osteopathic Medicine degree from Nova Southeastern University in 2000.

Family Relationships

William Kirby, a member of our board of directors, is the brother of Ian Kirby, our Chief Marketing Officer.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and other employees. This Code is available on our website at http://www.drtattoff.com/investor-relations.  If we make amendments to the Code of Business Conduct and Ethics or grant any waiver, we will disclose the nature of such amendment or waiver on our website.

Item 11.  Executive Compensation

Summary Compensation Table

The following table provides information regarding compensation awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving as such at December 31, 2011 for all services rendered in all capacities to us during our fiscal years ended December 31, 2010 and December 31, 2011. We refer to these three executive officers as our named executive officers.

Name and Principal Position	Year	Salary	Option Awards		All Other Compensation		Total

John Keefe, Chief Executive Officer, Chief Operating Officer and Director	2010	$307,645	-		$46,908	(1)	$354,553
	2011	$309,630	$95,946	(2)	-		$405,576

Mark Edwards, Chief Financial Officer	2010	$247,362	-		$32,047	(3)	$279,409
	2011	$248,646	$58,149	(2)	-		$306,795

Ian Kirby, Chief Marketing Officer	2010	$186,509	-		$43,432	(4)	$229,941
	2011	$183,006	$48,458	(2)	-		$231,464

(1)
Includes (a) $23,072 payment of 2008 compensation due but unpaid, and (b) $23,836 payment paid in common stock, valued at $0.368676 per share, in exchange for unpaid 2008 and 2009 salary of $79,321. No interest was paid on past due compensation.

(2)	See “Item 8. Financial Statements and Supplementary Data – Consolidated Financial Statements – Footnote 7, Equity” for assumptions used in valuation of option awards.

(3)
Includes (a) $15,752 payment of 2008 compensation due but unpaid, and (b) $16,295 payment paid in common stock, valued at $0.368676 per share, in exchange for unpaid 2008 and 2009 salary of $54,138. No interest was paid on past due compensation.

(4)
Includes (a) $20,619 payment of 2008 compensation due but unpaid, and (b) $22,813 payment paid in common stock, valued at $0.368676 per share, in exchange for unpaid 2008 and 2009 salary of $75,630. No interest was paid on past due compensation.

Employment Agreements; Potential Payments upon Termination or Change-in-Control

We entered into employment agreements with John Keefe, Mark Edwards and Ian Kirby, or the Executives. Under the agreements, Mr. Keefe will serve as our president and chief executive officer; Mr. Edwards will serve as our chief financial officer and Mr. Kirby will serve as our chief marketing officer. Each employment agreement is for a fixed term of two years, ending on the second anniversary of the effective date of each employment agreement. Mr. Keefe’s employment agreement is effective as of June 10, 2011; Mr. Edwards’s agreement is effective as of June 10, 2011; and Mr. Kirby’s employment agreement is effective as of June 10, 2011.

Mr. Keefe will receive a base salary of $309,630 per year; Mr. Edwards will receive a base salary of $248,646 per year; and Mr. Kirby will receive a base salary of $183,012 per year. Our board of directors will review the base salary for each Executive at least annually for possible increases. The employment agreements also provide that each Executive is eligible to receive an annual incentive compensation payment that is based on objective, subjective and personal performance criteria, as determined in the discretion of the board of directors. Our board of directors may also grant equity compensation to each Executive under an equity compensation plan maintained by us and approved by our board of directors, including the Long-Term Incentive Plan discussed below. We will also provide the Executives with certain benefits and perquisites under the employment agreements that are commensurate with each Executive’s position, including expense reimbursement, vacation time, and participation in our employee benefit plans that we may maintain from time to time.

If, during the term of the employment agreement, we terminate an Executive’s employment without “cause” or if a change in control of the Company occurs and he resigns for “good reason” within twelve months after that change in control, we will continue to pay the Executive his then-current base salary for a specified period after his employment terminates as severance. If an Executive remains employed by us after the employment agreement expires, and we subsequently terminate that Executive’s employment without “cause,” we will continue to pay him his then-current base salary for a specified period after we terminate his employment. The specified periods for purposes of the severance amounts described above is twelve months with respect to Mr. Keefe; nine months with respect to Mr. Edwards; and six months with respect to Mr. Kirby. Each Executive is required to execute a release of claims against us as a condition to the payment of severance benefits.

“Cause” is defined in the employment agreements as the willful refusal by the Executive to follow a lawful direction of the board of directors, so long as the direction is not materially inconsistent with the Executive’s job position; willful misconduct or reckless disregard by the Executive in the performance of his duties or the interest or property of our Company; the intentional disclosure by the Executive of our confidential information or trade secrets to an unauthorized individual, which causes material harm to us; any act by the Executive of fraud against, material misappropriation from, or significant dishonesty to us; arrest for, charged in relation to (by criminal information, indictment, or otherwise), or conviction of the Executive of a felony or a crime involving breach of trust or moral turpitude; or a material breach of the employment agreement that is not cured after notice and a reasonable cure period. “Good reason” is defined in the employment agreement as the occurrence, within twelve months after a change in control, of a material diminution in the Executive’s base salary, authority, duties or responsibilities; a material breach of the employment agreement by the Company or a relocation of the Executive’s employment that increases his regular commute by 50 miles or more.

Each Executive is subject to certain restrictions on the use and disclosure of our confidential information and trade secrets during his employment with us and for as long thereafter as permitted by applicable law. In addition, while the Executive is employed by us, he is obligated not to engage in the business of laser tattoo removal, hair removal or other laser-based skin care services for any other business or entity or induce any other Company employee, consultant or business partner to engage in employment or provide services substantially similar to those provided to the Company. In addition, during the period of employment and for twelve months thereafter, each Executive agrees not to solicit or induce any employee or contractor of the Company to discontinue his or her employment or engagement with the Company.

Long-Term Incentive Plan

On April 15, 2011, our board of directors adopted the Dr. Tattoff, Inc. Long-Term Incentive Plan for the purpose of granting incentive awards, including equity awards such as stock options or restricted stock, to certain officers, employees, directors, consultants and other service providers of our Company, to provide such recipients with additional incentives to enhance the value of our Company and encourage stock ownership. Prior to the adoption of the Long-Term Incentive Plan, we had not granted equity awards, such as stock options or restricted stock, to our named executive officers pursuant to incentive plans. We expect the Long-Term Incentive Plan to be a material component of our compensation plan for executives.

Under the Long-Term Incentive Plan, we can grant incentive and nonqualified options to purchase shares of our common stock, stock appreciation rights, other stock-based awards, which are settled in either cash or shares of our common stock and are determined by reference to shares of our stock (such as grants of restricted common stock, grants of rights to receive stock in the future or dividend equivalent rights) and cash performance awards, which are settled in cash and are not determined by reference to shares of our common stock, or the Awards. The board of directors has reserved 2,571,428 shares of our common stock for issuance pursuant to Awards, subject to adjustment as provided in the Long-Term Incentive Plan, any or all of which may be granted as incentive stock options.

The Long-Term Incentive Plan is administered by a Committee appointed by the board of directors or, alternatively if no committee is appointed, by the entire board of directors. The Committee determines all questions of interpretation of the Long-Term Incentive Plan. Awards granted under the Long Term Incentive Plan and the terms of Awards, including the number of shares of common stock as to which an Award is granted and the potential payout of any Award not denominated in shares of common stock, will be determined by the Committee. The Committee’s decisions relating to the administration of the Long-Term Incentive Plan and grants of Awards are final and binding on all persons.

Awards generally are not transferable or assignable except by will or the laws of intestate succession, unless the terms of the individual Award (other than incentive stock options) provide otherwise. At the Committee’s discretion, Awards may be modified following their grants, to the extent not inconsistent with other provisions of the Long-Term Incentive Plan, and Awards may be cancelled, accelerated, paid or continued, subject to the terms of the applicable Award agreement and the Long-Term Incentive Plan, upon the holder’s termination of employment. However, incentive stock options will expire no later than three months after the holder’s termination of employment (one year if termination of employment is due to the holder’s death or disability). The Committee may, however, permit an incentive stock option to continue beyond these time limits, in which case the option will become a nonqualified stock option.

Effective as of June 1, 2011, the board of directors adopted limitations on the awards that may be granted to each employee per year with the intention that the awards qualify as performance-based compensation under Section 162 of the Code. The maximum number of shares of common stock that may be granted during any calendar year as to any employee with respect to which options, stock appreciation rights or other awards that are denominated in shares of common stock and are intended to be performance-based compensation under Code Section 162(m) shall not exceed 428,571, subject to adjustment in accordance with the provisions of the Long-Term Incentive Plan. Furthermore, the maximum aggregate dollar amount that may be paid under any performance Award denominated in cash during any calendar year to an employee may not exceed $1,000,000.

The Committee may, but is not required to, structure any Award so as to qualify as performance-based compensation under Code Section 162(m). To the extent that the Committee desires to base an Award on performance goals that are intended to qualify the Award as performance-based compensation under Code Section 162(m), the Committee may, but is not required to, make the vesting or payment of the Award subject to the achievement of one or any combination of the performance listed below during a specified period: (1) earnings per share; (2) book value per share; (3) operating cash flow; (4) free cash flow; (5) cash flow return on investments; (6) cash available; (7) net income (before or after taxes); (8) revenue or revenue growth; (9) total shareholder return; (10) return on invested capital; (11) return on shareholder equity; (12) return on assets; (13) return on common book equity; (14) market share; (15) economic value added; (16) operating margin; (17) profit margin; (18) stock price; (19) operating income; (20) EBIT or EBITDA; (21) expenses or operating expenses; (22) productivity of employees as measured by revenues, costs or earnings per employee; (23) working capital; (24) improvements in capital structure; or (25) cost reduction goals.

The performance goals may be applied to the Company, any affiliate or any business unit, either individually, alternatively or in combination. In addition, the Committee may modify the performance goals previously established with respect to a particular grant of an Award to address accounting expenses of equity compensation; amortization of acquired technology and intangibles; asset write-downs; litigation-related events; changes in laws affecting reported results; reorganizations; discontinued operations; and extraordinary and non-recurring events, except where such action would result in the loss of a tax deduction to the Company pursuant to Code Section 162(m).

Options. The Committee determines whether an option is an incentive stock option or a nonqualified stock option at the time the option is granted. The exercise price of any option granted under the Long-Term Incentive Plan may not be less than the fair market value of the common stock on the date of the grant or, in the case of incentive stock options granted to certain owner-employees, may not be less than 110% of the fair market value of the common stock on the date of grant. The Committee may permit an option exercise price to be paid in cash, by the delivery of previously-owned shares of the common stock, through a cashless exercise executed through a broker or by having a number of shares of common stock otherwise issuable at the time of exercise withheld.

The term of an incentive stock option may not exceed ten years from the date of grant (five years in the case of incentive stock options granted to certain owner-employees of the Company). Incentive stock options may only be granted under the Long-Term Incentive Plan within ten years from the date the Long-Term Incentive Plan was adopted by our board of directors. Nonqualified stock options have no defined expiration period under the Long-Term Incentive Plan, but an expiration period can be included in the applicable Award agreement.

Stock Appreciation Rights. Each stock appreciation right allows the recipient to receive, in cash or stock, the appreciation per share of our common stock over a defined price which may not be less than the fair market value of a share of our common stock on the date the stock appreciation right is granted. Stock appreciation rights have no defined expiration period under the Long-Term Incentive Plan, but an expiration period can be included in the applicable Award agreement or program.

Other Awards. The Long Term Incentive Plan allows the Committee to grant stock-based incentives other than options and stock appreciation rights that entitle the recipient to receive an amount equal to either the value of a specified number or a percentage or multiple of a specified number of shares of our common stock, or the value of dividends paid on a specified number of shares of common stock during a dividend period. The Committee can also grant cash performance awards under the Long-Term Incentive Plan that entitle the recipient to receive a cash payment equal to the value of a specified or determinable number of units other than shares of common stock.

Reorganizations and Recapitalizations. The number of shares of common stock reserved for issuance in connection with the grant of Awards, the number of shares underlying an Award, and the exercise price or settlement price of each Award are subject to adjustment in the event of an equity restructuring (i.e., any nonreciprocal transaction between the Company and the holders of the Company’s capital stock that causes the per share value to change, such as a stock dividend, stock split, spinoff, rights offering or recapitalization through a large, nonrecurring cash dividend). In the event of certain other corporate reorganizations, Awards may be substituted, cancelled, accelerated, cashed-out, or otherwise adjusted by the Committee, provided that the adjustment is not inconsistent with the terms of the Long-Term Incentive Plan or any agreement reflecting the terms of an Award.

Amendment or Termination. The Long-Term Incentive Plan may be amended or terminated by our board of directors without stockholder approval, subject to the requirement that shareholders must approve any amendment that increases the number of shares reserved under the Long-Term Incentive Plan (other than in connection with certain capital events, as described above), materially expands the class of eligible award recipients, or would otherwise require stockholder rules under the rules of any applicable exchange on which our shares of common stock are traded.

Shareholder Approval. Our shareholders approved the Long-Term Incentive Plan on January 30, 2012.

Short-Term Incentive Plan

Our board of directors also adopted the Dr. Tattoff, Inc. Short-Term Incentive Plan, or the STIP, on April 15, 2011 to reward eligible executives annually based on the performance of the Company and the executive during a calendar year. We expect that our STIP will be a material component of our compensation practices in future years.

Executives and employees who are employed in an incentive-eligible position for at least three months and who are designated by our chief executive officer and confirmed by our compensation committee are eligible to participate in the STIP. Amounts payable under the STIP are determined based on the achievement of Company and individual performance metrics approved annually by our compensation committee and independent directors, based on recommendations from our chief executive officer. The performance metrics must be approved within the first fiscal quarter of each year and will relate to the following four performance objectives: Revenue, EBITDA, Number of Open Clinics and Number of Leases Signed for Clinics. Each of the four performance objectives are weighted equally at 25% for purposes of determining the amount of incentive payments under the STIP.

For any annual incentives to be paid under the STIP, the Company’s performance for a year must meet or exceed the minimum performance metric for three of the four performance objectives. Our board of directors retains discretion to modify the attainment of any objective, including the adjustment of any calculation of performance and determination of the performance category in a positive or negative manner, the determination of whether the minimum performance metric has been met, or the amount of any award. The achievement percentages are as follows:

●	100% to 104.9% achievement results in 100% of the target incentive being earned

●	105% to 114.9% achievement results in 120% of the target incentive being earned

●	115% to 125% achievement results in 140% of the target incentive being earned

●	Greater than 125% achievement results in 150% of the target incentive being earned (maximum payout amount)

The target incentive is a percentage of the applicable executive’s weighted average base salary for the calendar year. The 2011 target incentive percentage for the chief cxecutive officer was 25%; for the chief financial officer, 20%; and for the chief marketing officer, 15%. When calculating annual incentives payable under the STIP, the chief executive officer can recommend the recognition of individual performance to modify calculations based solely on our Company’s performance, subject to approval by our compensation committee with respect to other executive officers and direct reports to the chief executive officer. The chief executive officer cannot make such a recommendation with respect to his position.

To receive an annual incentive under the STIP, the executive must receive an individual performance rating that is at or above a minimum threshold and must be on the active payroll of our Company on the date that our compensation committee and board of directors approve the annual incentive payments. Annual bonuses under the STIP are paid in both cash and equity. 50% of the annual incentive will be vested and paid in cash as soon as practicable after our compensation committee determines the payment amounts. The remaining 50% will be granted in equity, with one-half granted as stock options and one-half granted as restricted stock. 50% of the total equity will vest immediately, and the remaining 50% will vest on the first anniversary of the grant date if the Company’s performance in the year after the year in which the award is earned is equal to or greater than the Company’s Revenue and EBITDA achieved in the year in which the award is earned. The chief executive officer may recommend a different mix of equity awards for its review and approval for future annual incentive payments under the STIP.

Option Awards to Executives under the Long-Term Incentive Plan in 2011

In April 2011, pursuant to the Long-Term Incentive Plan, the Company’s board of directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 895,712 shares of the Company’s common stock, of which 716,567 were outstanding as of December 31, 2011. The options have an exercise price of $0.3687, which the board of directors determined is no less than the fair value of a share of common stock on the date of the grant. The executive options vest in equal, 20% annual increments, with the first installments vesting immediately and each subsequent installment vesting on the anniversary of the grant date, over a period of four years measured from the grant date.

Awards to Executives under the Short-Term Incentive Plan in 2011

There were no awards to our named executive officers under the Short-Term Incentive Plan in 2011.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2011:

	Number of Securities Underlying
	Unexercised Options and Warrants			Option	Option
				Exercise Price	Expiration
Name	Exercisable	Unexercisable		($/per share)	Date

John Keefe, Chief Executive Officer, Chief Operating Officer and Director	-	339,427	(1)	$0.3687	4/15/2021
Mark Edwards, Chief Financial Officer	-	205,713	(1)	$0.3687	4/15/2021

Ian Kirby, Chief Marketing Officer	-	171,427	(1)	$0.3687	4/15/2021

(1)
Granted April 15, 2011 pursuant to the Company’s Long-Term Incentive Plan. The executive options vest in equal, 20% annual increments, with the first installments vesting immediately and each subsequent installment vesting on the anniversary of the grant date, over a period of four years measured from the grant date. In June 2011, Mr. Keefe, Mr. Edwards, and Mr. Kirby exercised their option with respect to the then exercisable portion of the award.

Director Compensation

The following table provides information regarding compensation awarded to, earned by or paid to non-employee members of our board of directors serving as such during our fiscal year ended December 31, 2011. On April 15, 2011, the Company approved the payment of a $20,000 annual retainer and equity grants to the independent directors. One-half of the equity grants vest immediately, while the remaining one-half vests in equal annual installments over a two-year period.

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		All Other Compensation		Total
Eugene Bauer	$20,000	$31,600	(1)	$7,820	(2)	-		$59,420
Gene Burleson	$20,000	$31,600	(1)	$7,820	(2)	-		$59,420
Joel Kanter	$20,000	$31,600	(1)	$7,820	(2)	-		$59,420
William Kirby	-	$31,600	(1)	-		$250,000	(3)	$281,600

(1)	Value of stock grant of 85,715 shares at $.3687 per share.

(2)	See Item 8. Financial Statements and Supplementary Data -- Consolidated Financial Statements -- Footnote 7, “Equity” for the assumption used in valuation of option awards.

(3)	Paid or payable pursuant to the Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby (described under “Kirby Agreements” below).

Option Awards and Stock Grants to Directors under the Long-Term Incentive Plan in 2011

Non-Employee Director Options. In April 2011, pursuant to the Long-Term Incentive Plan, the Company’s board of directors also approved the grant of nonqualified stock options to the Company’s non-employee directors to purchase an aggregate of 128,571 shares of the Company’s common stock, 64,287 of which were outstanding as of December 31, 2011. The options have an exercise price of $.3687, which the board of directors determined is no less than the fair value of a share of common stock on the date of the grant. Fifty percent (50%) of the director options vested immediately upon the grant date, twenty five percent (25%) vest on the first anniversary of the grant date and the remaining twenty five percent (25%) vest on the second anniversary of the grant date.

Stock Grants. In April 2011, pursuant to the Long-Term Incentive Plan, the Company’s board of directors also approved the grant of 85,715 shares of the Company’s common stock to each of William Kirby, D.O., Inc. and each of the Company’s non-employee directors, which vested immediately upon the grant date.

Kirby Agreements

Effective January 1, 2010, we entered into an Amended and Restated Management Services Agreement with William Kirby, D.O., Inc. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. Pursuant to this agreement, the Company provides certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to our California clinics where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services. The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law. The Company does not own any equity in William Kirby D.O., Inc., and does not economically benefit from any increase in the value of William Kirby, D.O., Inc. As compensation for services rendered, the Company receives a management fee for 2011 of 73.5% of the gross revenues of William Kirby, DO., Inc.

In addition, effective January 1, 2010, we entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which we receive administrative, consultative and strategic services from William Kirby, D.O., Inc. The initial term of the agreement is five years, to be followed by automatic renewal terms of five years each. The agreement provides for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities authorized for issuance under equity compensation plans” is incorporated into this Item 12 by reference.

The following table sets forth information as of December 31, 2011, with respect to the beneficial ownership of the outstanding shares of our common stock by:

●	each person known by us to beneficially own 5% or more of the outstanding shares of common stock;

●	each of our executive officers named in the Summary Compensation Table (see “Item 11. Executive Compensation”);

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Percentage of shares outstanding is based on 14,727,227 shares of common stock, which comprises shares of our common stock outstanding as of December 31, 2011.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent (%) of Common Stock

Named Executive Officers
Mark Edwards	102,108		*
John Keefe (2)	165,880		1.13%
Ian Kirby	148,083		1.01%

Non-Employee Directors
Eugene Bauer (Chair)	174,954		1.19%
Gene Burleson	649,625		4.41%
Joel Kanter	446,429	(3)	3.03%
William Kirby	513,922	(4)	3.49%
All Directors and Officers as a Group (7 persons)	2,201,001		14.95%

5% Shareholders
CIBC Trust Company (Bahamas) Limited as Trustee of Settlement T-555 (5)	2,034,307		13.81%
Chicago Investments, Inc.	1,085,245		7.37%

*	indicates less than 1%

(1)	Unless otherwise indicated, the address for each listed stockholder is c/o Dr. Tattoff, Inc., 8500 Wilshire Boulevard, Suite 105, Beverly Hills, California, 90211.

(2)	Member of the Company’s board of directors.

(3)
Includes (a) 175,000 shares of common stock held by Joel Kanter and (b) 271,429 shares of common stock held by the Kanter Family Foundation, an entity over which Mr. Kanter, as President, is deemed to have sole investment and voting control. Mr. Kanter disclaims beneficial ownership of the shares of common stock held by the Kanter Family Foundation.

(4)	Includes (a) 200,339 shares of common stock held by William Kirby and (b) 313,583 shares of common stock held by William Kirby, D.O., Inc., an entity solely owned by William Kirby.

(5)
CIBC Trust Company (Bahamas) Limited is a wholly owned subsidiary of CIBC FirstCaribbean International Bank Limited, which is operated under the laws of Barbados and is regulated by the Central Bank of Barbados. 91.67% of CIBC FirstCaribbean International Bank Limited is owned by Canadian Imperial Bank of Commerce, which is operated under the laws of Canada and regulated by the Office of the Superintendent of Financial Institutions. Settlement T-555 is a fully discretionary trust. All investment decisions regarding the trust’s assets are at the sole discretion of the trustee. Linda G. Williams and Helen M. Carroll are authorized signatories for the trustee. CIBC Trust Company (Bahamas) Limited acquired 1,356,205 of its shares of common stock in the Company’s 2010 common stock offering and 678,102 of its shares pursuant to the Assignment of Option, dated August 1, 2011, pursuant to which Chicago Investments assigned to CIBC Trust Company (Bahamas) Limited its option to purchase 678,102 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Agreements with William Kirby

The following is a description of certain transactions and agreements involving the Company and Dr. William Kirby, a member of our board of directors, and William Kirby, D.O., Inc., an entity solely owned by Dr. Kirby.

Management Services Agreement. Effective January 1, 2010, we entered into an Amended and Restated Management Services Agreement with William Kirby, D.O., Inc., under which we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services. Under the agreement, William Kirby, D.O., Inc. retains sole responsibility for, and complete authority, supervision and control over, the provision of professional healthcare services performed by licensed medical professionals at the applicable clinics as it deems, in its sole discretion, appropriate and in accordance with all applicable California state and Federal laws and regulations. William Kirby, D.O., Inc. employs and pays the medical staff providing the services under this arrangement. Pursuant to the agreement, patient payables are deposited into the bank account of William Kirby D.O., Inc., and the Company prepares and makes payments on behalf of William Kirby D.O., Inc. with respect to employee salaries, employment taxes and employee benefits, among other payables. William Kirby, D.O., Inc. has the right to terminate the agreement upon a material breach by the Company, including but not limited to, the Company’s failure to make payment when due and failure to otherwise provide the services required under the agreement.

The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law. We do not own any equity in William Kirby D.O., Inc., and do not economically benefit from any increase in the value of William Kirby, D.O., Inc. We provide services under this agreement to all four of our California clinics. Pursuant to the agreement, we have the exclusive right to manage any other practice sites operated by William Kirby, D.O., Inc.

Following are certain of the material terms of the Amended and Restated Management Services Agreement:

●	Term: A seven year initial term commencing on January 1, 2010 and ending on December 31, 2016.

●	Renewal Terms: Automatic renewal terms of five years each, unless notice is given at least 180 days before the end of the current term.

●
Fee: A management services fee to the Company for 2011 of 73.5% of the gross revenues of William Kirby, D.O., Inc. The management fee was verified by The Mentor Group, Inc., a third party valuation firm, as being reflective of the fair market value of the services provided by the Company under the agreement in light of the time, cost, expense and business risk incurred by the Company thereunder, and is subject to adjustment to ensure the fee is reflective of fair market value based on an annual review performed by the parties and a written report from a third party valuation expert. To be sustainable, any adjustment reducing the fee must not result in a fee so low that the Company is not compensated for its direct expenses of providing the services and its indirect expenses (general and administrative expense) or that the Company is not reasonably compensated for the business risks that it takes. Further, to be sustainable, any adjustment increasing the fee cannot result in a fee so high that William Kirby D.O., Inc. would not be able to cover its expenses, nor can it result in Company profits being substantially higher than firms offering similar services.

●	Intellectual Property License: William Kirby, D.O., Inc. has a nonexclusive revocable license to use the name “Dr. TATTOFF” owned by the Company.

●
Security Interest: The Company has the right to require William Kirby, D.O., Inc. to execute a security agreement pursuant to which the Company would have a security interest in the gross revenues, accounts receivable, cash and other accounts of the businesses, securing the payment and performance of the obligations of William Kirby, D.O., Inc. under the agreement.

2010 Medical Director Agreement. Effective January 1, 2010, we entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which we receive administrative, consultative and strategic services from William Kirby, D.O., Inc. The initial term of the agreement is five years, to be followed by automatic renewal terms of five years each. The agreement provides for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services. In addition, pursuant to the agreement, Dr. Kirby and William Kirby, D.O., Inc. agree that he/it will not perform any services for any company or individual that directly competes with the services offered by the Company.

Shareholders Agreement. Effective January 1, 2010, we entered into a Shareholders Agreement with William Kirby, D.O., Inc. and Dr. Kirby, pursuant to which, upon the occurrence of certain triggering events described below, Dr. Kirby is required to transfer his interest in William Kirby, D.O., Inc. to another licensed person approved by the Company. Such triggering events include but are not limited to (i) the death or incapacity of Dr. Kirby, (ii) the loss of Dr. Kirby’s medical license, (iii) a breach of the obligations of William Kirby, D.O., Inc. and/or Dr. Kirby under the Amended and Restated Management Services Agreement or the Medical Director Agreement, (iv) the voluntary or involuntary transfer of Dr. Kirby’s interest in William Kirby, D.O., Inc. and (v) the termination of the Amended and Restated Management Services Agreement in certain circumstances. Dr. Kirby’s transfer of his interest in William Kirby, D.O., Inc. can only be compelled upon the occurrence of one of these triggering events. The Company has no ability to cause a change in the ownership of William Kirby, D.O., Inc. in the absence of the occurrence of one of these triggering events. In addition, the Company has only the right to approve a replacement licensed physician, and does not have the unilateral ability to select such replacement.

Chicago Investments, Inc. In December 2010, the Company issued 407,143 shares of common stock to Chicago Investments, Inc. in a private placement for a purchase price of $150,104. In connection with the private placement, in January 2011, the Company entered into a Purchase Option with Chicago Investments, Inc., pursuant to which Chicago Investments was granted the right to acquire up to 1,356,204 shares of common stock at an exercise price of $0.368676 per share on or before August 10, 2011. On August 1, 2011, the Company and Chicago Investments, Inc. entered into the First Amendment to Purchase Option. In connection with the First Amendment, Chicago Investments assigned its right to exercise the option with respect to 678,102 shares to CIBC Trust Company (Bahamas) Limited, and the Company agreed to extend the term of the original option until August 10, 2012. On August 10, 2011, CIBC exercised the option and purchased 678,102 shares of the Company’s common stock for a purchase price of $250,000. On December 27, 2011, Chicago Investments, Inc. exercised the remaining option and purchased 678,102 shares of the Company’s common stock for a purchase price of $250,000. Josh Kanter is President of Chicago Investments, Inc. and the brother of Joel Kanter, a member of our board of directors.

Independence of Directors

Our Board of Directors has determined that Dr. Bauer, Mr. Kanter and Mr. Burleson, are independent under the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by our independent registered public accounting firms are as follows:

Types of Fees	2011	2010
Audit Fees (1)	$174,090	$106,356
Audit Related Fees	59,063	-
Tax Fees	3,665	-
All Other Fees	7,303	5,095

(1)
This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual consolidated financial statements or the reviews of the interim financial statements.

Audit Committee Pre-Approval Policy

Consistent with policies of the SEC regarding auditor independence, the Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee has adopted, and our Board has ratified, an Audit and Non-Audit Services Pre-Approval Policy pursuant to which the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence from us.

Prior to engagement of the independent auditor for the next year’s audit, the independent auditor and the Audit Committee will review a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval:

(i) Audit Services: Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits, equity investment audits and other procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements. Audit Services also include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review as well as the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting.

(ii) Audit-Related Services: Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including due diligence related to potential business acquisitions/dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit Services,” assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities, financial audits of employee benefit plans, agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters and assistance with internal control reporting requirements.

(iii) Tax Services: Tax services include services such as tax compliance, tax planning and tax advice; however, the Audit Committee will not permit the retention of the independent registered public accounting firm in connection with a transaction initially recommended by the independent registered public accounting firm, the sole business purpose of which may be tax avoidance and treatment which may not be supported in the Internal Revenue Code and related regulations.

(iv) All Other Services: All other services are those permissible non-audit services that the Audit Committee believes are routine and recurring and would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence.

Prior to engagement, the Audit Committee pre-approves the services and fees of the independent auditor within each of the above categories. During the year, it may become necessary to engage the independent auditor for additional services not previously contemplated as part of the engagement. In those instances, the Audit and Non-Audit Services Pre-Approval Policy requires that the Audit Committee specifically approve the services prior to the independent auditor’s commencement of those additional services. Under the Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee may delegate the ability to pre-approve audit and non-audit services to one or more of its members provided the delegate reports any pre-approval decision to the Audit Committee at its next scheduled meeting. As of the date hereof, the Audit Committee has not delegated its ability to pre-approve audit services.

All of the 2011 and 2010 fees paid to Singer Lewak, LLP described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

Item 15. Exhibits, Financial Statement Schedules

(a)              Financial Statements:

See “Index to Financial Statements” set forth on page F-1.

(b)              Exhibits:

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 7, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2007).

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

2.4
Articles of Merger as filed with the Florida Department of State, Division of Corporations (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

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

3.3
Articles of Amendment to the Articles of Incorporation designating Series A Preferred Stock as filed with the Florida Department of State, Division of Corporations on February 7, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

3.4
Articles of Amendment to the Articles of Incorporation changing the Company’s name as filed with the Florida Department of State, Division of Corporations  on May 19, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

3.5
Articles of Amendment to the Articles of Incorporation increasing the Company’s authorized capital stock as filed with the Florida Department of State, Division of Corporations  on February 9, 2011 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-12g filed with the SEC on February 14, 2011).

3.6
Articles of Amendment to the Articles of Incorporation effecting a 7-for-1 stock split and decreasing the Company’s authorized capital stock as filed with the Florida Department of State, Division of Corporations on February 21, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.1
Warrant issued by DRTATTOFF, LLC in favor of Gregg Parker dated June 18, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.2
Placement Agent Warrant issued by DRTATTOFF, LLC in favor of Brookshire Securities Corporation dated October 5, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.3
Form of Common Stock Purchase Warrant issued by the Company in connection with the issuance of (i) shares of Series A Preferred Stock and (ii) convertible promissory notes to investors in a private placement from December 2007 to February 2008 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.4
Common Stock Purchase Warrant issued by the Company in favor of Howard Sampson, dated February 11, 2008 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2008).

10.5
Form of Registration Rights Agreement between Lifesciences Opportunities Incorporated and holders of shares of Series A Preferred Stock (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

10.6
Amended and Restated Management Services Agreement between Dr. Tattoff, Inc. and William Kirby, D.O., Inc., effective as of January 1, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-12g filed with the SEC on February 14, 2011).

10.7
Medical Director Agreement among Dr. Tattoff, Inc., William Kirby, D.O., Inc. and William Kirby, D.O., effective as of January 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-12g filed with the SEC on February 14, 2011).

10.8
Selling Agreement between Dr. Tattoff, Inc. and Dawson James Securities, Inc., dated July 14, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-12g filed with the SEC on February 14, 2011).

10.9
Purchase Option issued by Dr. Tattoff, Inc. in favor of Chicago Investments, Inc., dated January 21, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-12g filed with the SEC on February 14, 2011).

10.10
First Amendment to Purchase Option by and between Dr. Tattoff, Inc. and Chicago Investments, Inc., dated August 1, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).

10.11
Shareholders Agreement among Dr. Tattoff, Inc., William Kirby, D.O., Inc. and William Kirby, D.O., effective as of January 1, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).

10.12
Consulting Physician Agreement between Dr. Tattoff, Inc. and Pandora Laser Services, PLLC, effective as of June 17, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).

10.13	Dr. Tattoff, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.14	Dr. Tattoff, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.15
Form of Incentive Stock Option Award under Dr. Tattoff, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.16
Form of Director Nonqualified Stock Option Award under Dr. Tattoff, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.17
Employment Agreement, effective as of June 10, 2011, between Dr. Tattoff, Inc. and John Keefe (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.18
Employment Agreement, effective as of June 10, 2011, between Dr. Tattoff, Inc. and Mark Edwards (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.19
Employment Agreement, effective as of June 10, 2011, between Dr. Tattoff, Inc. and Ian Kirby (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.20
Warrant issued by Dr. Tattoff, Inc. in favor of The InVentures Group Inc. dated March 7, 2011 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

†    Filed herewith.
*    Management contract or compensatory plan, contract or arrangement
**      In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed “furnished” and not “filed.”

DR. TATTOFF, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Dr. Tattoff, Inc.

We have audited the accompanying balance sheets of Dr. Tattoff, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has an accumulated deficit of approximately $4,568,000 at December 31, 2011. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SingerLewak LLP

March 27, 2012
Los Angeles, California

DR. TATTOFF, INC.
BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$110,787	$1,856,671
Management fee due from related party	283,923	74,646
Note receivable	-	25,000
Prepaid expenses and other current assets	45,680	31,722
Total current assets	440,390	1,988,039

Property and Equipment, net	928,904	327,654
Other Assets	69,850	20,953

Total assets	$1,439,144	$2,336,646

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$439,298	$190,459
Accrued expenses and other liabilities	224,238	210,550
Warrant liability	12,065	8,935
Related party payables	20,095	33,918
Deferred revenue	184,967	-
Accrued compensation	130,711	113,923
Notes payable, current portion	99,371	11,446
Capital lease obligations, current portion (related party)	68,333	61,644
Total current liabilities	1,179,078	630,875

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion (related party)	167,805	233,876
Notes payable, net of current portion	154,681	50,657
Deferred rent	38,361	1,179
Total liabilities	1,539,925	916,587

COMMITMENTS AND CONTINGENCIES (notes 6 and 8) SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at December 31, 2011 and 2010	-	-
Common stock, $.0001 par value, 25,714,286 shares authorized, 14,727,227 and 12,648,636 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,473	1,265
Additional paid-in capital	4,465,307	3,572,997
Stock subscriptions receivable	-	(61,000)
Accumulated deficit	(4,567,561)	(2,093,203)
Total shareholders’ (deficit) equity	(100,781)	1,420,059

Total liabilities and shareholders’ (deficit) equity	$1,439,144	$2,336,646

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
STATEMENTS OF OPERATIONS
December 31, 2011 and 2010

	2011	2010

Revenue
Revenues from related party	$2,558,616	$2,179,333
Other	107,102	-
	2,665,718	2,179,333

Operating costs and expenses
Management service expenses	1,570,430	1,053,845
General and administrative expenses	2,750,467	1,075,824
Marketing and advertising	541,405	361,936
Depreciation and amortization	234,505	112,637
	5,096,807	2,604,242

Loss from operations	(2,431,089)	(424,909)

Gain on debt restructuring	-	1,940,663

Interest expense	(39,261)	(176,193)

Other (expense) income	(3,208)	37,602

(Loss) income before provision for income taxes	(2,473,558)	1,377,163

Provision for income taxes	800	800

Net (loss) income	$(2,474,358)	$1,376,363

Basic and diluted net (loss) income per share applicable to common shareholders	$(.19)	$.25

Weighted average shares outstanding – basic and diluted	13,014,163	5,418,157

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
December 31, 2011 and 2010

	Common Stock		Additional Paid-in Capital (Deficit)	Stock Subscriptions Receivable	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Par Value

BALANCE – December 31, 2009	2,117,717	$212	$(544,567)	$-	$(3,469,566)	$(4,013,921)

Sale of common stock, net of issuance costs of $283,830	7,782,163	778	2,584,488	(61,000)	-	2,524,266
Common stock issued in restructuring of debt	2,512,620	251	1,446,044	-	-	1,446,295
Issuance of common stock in exchange for warrants	236,136	24	87,032	-	-	87,056
Net income	-	-	-	-	1,376,363	1,376,363

BALANCE – December 31, 2010	12,648,636	1,265	3,572,997	(61,000)	(2,093,203)	1,420,059

Consulting services paid in stock	28,955	3	10,672	-	-	10,675
Receipt of funds for stock subscription	-	-	-	61,000	-	61,000
Stock compensation expense	342,857	34	216,914	-	-	216,948
Warrants issued for consulting service	-	-	27,900	-	-	27,900
Stock options exercised	1,599,636	160	589,585	-	-	589,745
Sale of common stock, net of issuance costs of $5,250	107,143	11	47,239	-	-	47,250
Net loss	-	-	-	-	(2,474,358)	(2,474,358)

BALANCE – December 31, 2011	14,727,227	$1,473	$4,465,307	$-	$(4,567,561)	$(100,781)

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
STATEMENTS OF CASH FLOWS
December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,474,358)	$1,376,363
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	234,505	112,637
Restructuring	-	(1,940,663)
Stock compensation expense	216,948	-
Change in fair value of warrant liabilities	3,130	(37,200)
Consulting services paid for in stock and warrants	38,575	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36,484	25,587
Management fee due from related party	(209,277)	(74,646)
Other assets	(48,897)	6,651
Accounts payable	248,839	(190,472)
Accrued expenses and other liabilities	13,688	(33,918)
Deferred revenue	184,967	-
Related party payable	(13,823)	(39,578)
Accrued compensation	16,788	44,319
Deferred rent	37,182	(5,990)
Net cash used in operating activities	(1,715,249)	(756,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(581,250)	(73,171)
Advances on note receivable	-	(25,000)
Proceeds received on note receivable	25,000	-
Net cash used in investing activities	(556,250)	(98,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(59,382)	(45,286)
Principal payments on notes payable	(112,998)	(48,090)
Proceeds from sale of common stock, net of issuance costs of $5,250 and $283,830	47,250	2,524,266
Proceeds from exercise of stock options	589,745	-
Cash received from stock subscription receivable	61,000	-
Net cash provided by financing activities	525,615	2,430,890

Net (decrease) increase in cash and cash equivalents	(1,745,884)	1,575,809

Cash and cash equivalents – beginning of year	1,856,671	280,862
Cash and cash equivalents – end of year	$110,787	$1,856,671

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the year for:
Interest	$43,330	$1,088

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Restructuring of short term and bridge notes for common stock	$-	$390,660
Restructuring of April 2008 convertible debentures for common stock	$-	$1,111,860
Restructuring of July 2008 convertible debentures for common stock	$-	$622,726
Restructuring of related party notes for common stock	$-	$133,686
Extinguishment of accounts payable due vendors for reduced payment	$-	$563,911
Extinguishment of related party contractual obligation for common stock	$-	$278,515
Extinguishment of compensation due for common stock	$-	$366,314
Acquisition of property and equipment through issuance of notes payable	$254,505	$55,500
Financing of insurance premiums	$50,442	$46,260

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization

Dr. Tattoff, Inc. (the “Company”), a Florida corporation formed in 2004, operates clinics and provides marketing and practice management services to licensed physicians who primarily perform laser tattoo removal services. The Company currently operates one clinic in Dallas, Texas and provides services under a management services agreement with a contracting physician at four Southern California locations whereby the Company provides management, administrative, marketing and support services, insurance, and equipment at the clinical site. The contracting physician’s medical personnel provide laser tattoo removal services.

In February 2008, the Company completed a reverse merger with Lifesciences, a “public shell” company, and became a Securities and Exchange Commission (“SEC”) registrant (the “Merger”). The Company filed Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, but failed to file any Forms 10-Q or 10-K subsequently. On March 16, 2010, the Company filed a Form 15 with the SEC to terminate its registration under Section 12(g) of the Exchange Act. Upon the filing of the Form 15, the Company’s obligation to file periodic and other reports with the SEC was immediately suspended. On December 7, 2011 the Company filed a registration statement on Form 10 with the SEC to register its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which was subsequently amended on December 23, 2011 and January 20, 2012. The amended registration statement became effective on February 6, 2012.

Increase in Authorized Shares and Reverse Stock Split

In February 2011, the Company amended its Articles of Incorporation to increase the number of authorized shares to 28,571,429 consisting of 25,714,286 shares of common stock, par value $.0001 per share and 2,857,143 shares of preferred stock. Series of preferred stock may be created and issued from time to time, with such designations, preferences, rights and restrictions as shall be stated in resolutions adopted by the Board of Directors.

In February 2012, the Company amended its Articles of Incorporation to effect a 7-for-1 reverse stock split. Earnings per share amounts, weighted average common shares outstanding, shares issued and outstanding, exercise prices, and fair value per share amounts for all periods have been adjusted to reflect the Company’s 7-for-1 reverse stock split. Par value per share was unchanged with the difference between the originally calculated par value of issued and outstanding shares and the adjusted amounts reclassified to additional paid-in capital for all periods.

Reorganization Program and Troubled Debt Restructuring

In March 2010, the Board of Directors of the Company approved an informal plan of reorganization (the “Plan”). The purpose of the Plan was to allow the Company to reorganize its affairs in connection with a financing proposal, which was intended to provide the necessary capital to add additional operating clinics and meet the Company’s immediate working capital needs. The Plan emphasized restructuring of the Company’s common stock ownership, a restructuring of its indebtedness to management, shareholders and other insiders, and a cancellation and/or conversion of its indebtedness to third parties including vendors and note holders. The plan was substantially completed as of December 31, 2010.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. At December 31, 2011, the Company has accumulated losses approximating $4,600,000, and has not yet produced operating income or positive cash flows from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and reduce the level of professional fees it incurs to address its losses and ability to continue to operate. The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

The Company’s 2010 restructuring eliminated the majority of the Company’s debt and other obligations which had served as a barrier in the Company’s earlier attempts to raise equity capital. In addition, the Company expanded its Board of Directors to include individuals with substantial experience in raising capital and numerous relationships that may assist the Company in achieving its goals. In the event that the Company is unsuccessful in raising adequate equity capital, management will attempt to reduce losses and preserve as much liquidity as possible. Steps management would likely take would include limiting capital expenditures, reducing expenses and leveraging the relatively few assets that it owns without encumbrance. A reduction in expenses would likely include personnel costs, professional fees, and marketing expenses. While management would attempt to achieve break-even or profitable operations through these steps, there can be no assurance that it will be successful.

Consolidation Policy

The Company has various contractual relationships with William Kirby D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases, and guarantees. The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to ASC 810, Consolidation. The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk. The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses. Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives.

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. is summarized as follows:

	December 31,
	2011	2010
Current Assets
Management fee due from related party	$283,923	$74,646
Non-Current Assets
Assets under capital lease, net	74,844	149,500
Current Liabilities
Related party payables	20,095	33,918
Capital lease obligations, current portion	68,333	61,644
Long-Term Liabilities
Capital lease obligations, net of current portion	167,805	233,876

The Company may be exposed to losses under its relationship with William Kirby, D.O., Inc. The Company’s most significant exposure to loss in the relationship is under the management services agreement. Losses could occur if the management fees are inadequate to cover the Company’s costs of providing the management services. The Company is unable to estimate its maximum exposure to such losses.

The Company’s relationship and agreements with William Kirby, D.O., Inc. and Dr. Kirby are further described in Note 5, “Capital Lease Obligations”; Note 6, “Related Party Transactions” and Note 8, “Commitments and Contingencies.”

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Related Parties

When the Company has non-convertible debt obligations to certain related parties and that liability is extinguished by the creditor accepting equity securities (such as Common Stock) of the Company with an estimated fair value significantly less than the net carrying amount of the debt instrument, GAAP requires such transactions to be accounted for as in substance capital contributions. Thus, the excess of the debt instrument’s net carrying amount over the estimated fair value of the equity securities in such extinguishment transactions is credited to additional paid-in capital.

Reverse Merger Accounting

Since former Company security holders owned, after the Merger, approximately 76% of the combined company’s shares of Common Stock, and as a result of certain other factors, including that all members of the executive management of the combined company are from the Company, the Company is deemed to be the accounting acquirer for financial accounting reporting purposes and the transaction was accounted for as a public shell reverse merger and a recapitalization of the Company in accordance with GAAP. These financial statements reflect the historical results of the Company prior to the Merger and that of the combined company following the Merger, and do not include the historical financial results of Lifesciences prior to the completion of the Merger. Membership Units and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company adopted the fair value measurement and disclosure requirements of ASC 820, Fair Value Measurements and Disclosure for financial assets and liabilities measured on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820 does not require any new fair value measurements.

Fair value is defined in ASC 820 as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:
Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments include cash and cash equivalents, management fee due from related party, prepaid expenses and other current assets, security deposits, accounts payable, accrued expenses and other liabilities, warrant liability, related party payable, deferred revenue, accrued compensation, capital lease obligations and notes payable. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

The fair value of other financial instruments, which consist primarily of the Company’s derivative liabilities, were estimated utilizing a Black-Scholes option-pricing model as further described in Note 7, “Equity”.

Management believes it is not practical to estimate the fair value of related party financial instruments (payables and receivables) because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.

Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets on an undiscounted basis exceeds the fair value of the assets.

The major long-lived assets of the Company are the lasers and IPL devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are profitable. As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic. There were no impairments of long-lived assets at December 31, 2011 and 2010.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. The Company uses the following estimated useful lives for computing depreciation expense: furniture and fixtures, 7 years; medical equipment, 7 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.

Debt and Other Financial Instruments

Debt/Equity Instruments Issued with Warrants

The Company estimates the relative fair values of the debt and warrants, and allocates the proceeds pro-rata based on these values. The allocation of proceeds to the warrants results in the debt instrument being recorded at a discount from the face amount of the debt and the value allocated to the warrant is recorded to additional paid-in capital.

The Company reviews the terms of convertible financial instruments it issues to determine whether there are embedded derivative instruments, including the conversion option that may be required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative, including the conversion option that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds from the convertible host instruments are first allocated to the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, resulting in those instruments being recorded at a discount from their face value.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

Derivative Financial Instruments

Derivative instruments are initially recorded at estimated fair value and are then revalued at each reporting date with changes in the estimated fair value reported as charges or credits to income.

Revenue Recognition

The majority of the Company’s revenues are derived from management services provided to William Kirby D.O., Inc., a related party. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the Management Services Agreement - See Note 6, “Related Party Transactions”) with no upfront fees paid by William Kirby D.O., Inc. The management services agreement with William Kirby D.O., Inc. covers all of the Company’s California locations.

Under the management service agreement with William Kirby D.O., Inc, there is no right to refund or rejection of services. The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Management services fees are paid by the contracting physician to the Company on a bi-weekly basis as earned, which is when the Company has substantially performed management services pursuant to the terms of the management services agreement with William Kirby D.O., Inc.

The Company operates the Dallas location directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company. The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying balance sheets and amounted to approximately $185,000 at December 31, 2011 and $0 at December 31, 2010.

Patients who purchase tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program. Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment. The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments. The cost of the program is accrued on a per visit basis as visits occur and is included in management services expense on the accompanying statements of operations. The Company recognized accrued expense of approximately $7,000 and $0 as of December 31, 2011 and December 31, 2010, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying balance sheets. Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package. The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred. Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2011 and 2010, advertising expense was approximately $315,000 and $296,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 “Income taxes.” Under ASC 740, deferred income taxes are recognized to reflect the tax consequences in future years for the differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets to amounts that are more likely than not to be realized.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards. The Company has provided a 100% valuation allowance on such deferred tax asset at December 31, 2011 and 2010 (See Note 9, “Income Taxes”).

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10. As of December 31, 2011, the open tax years of the Company were 2007 to 2011.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options. Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the years ended December 31, 2011 and 2010, respectively because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	2011	2010

Net (loss) income available to common stockholders (numerator)	$(2,474,358)	$1,376,363

Weighted average shares outstanding (denominator)	13,014,163	5,418,157
Basic and diluted EPS	$(.19)	$.25

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	2011	2010
Warrants	269,558	87,146
Common stock options	909,418	-
	1,178,976	87,146

 Accounting for Common Stock Options

The Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management’s judgment. The Company recognizes the compensation expense on a straight-line basis for its graded vesting awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term “forfeitures” is distinct from “cancellations” or “expirations”, and refers only to the unvested portion of the surrendered equity awards.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases. Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term. As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur. Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured. The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying balance sheets and approximated $38,000 and $1,000 at December 31, 2011 and 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include those related to the realization of long-lived assets, deferred income tax asset valuation allowances, and the valuation of equity instruments issued.

Concentrations

Financial instruments that subject the Company to credit risk consist primarily of cash and revenues. The Company’s cash is maintained at financial institutions in the United States. These accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, such balances may be in excess of the amounts insured by the FDIC. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risks on cash.

Substantially all of the Company’s revenues in 2011 and 2010 were derived from a management services agreement relating to the Company’s California clinics pursuant to a management services agreement with William Kirby D.O., Inc. If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician. Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all. The termination of the Company’s management services arrangement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Significant Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for the Company beginning in the first quarter of 2012, and the Company does not expect that it will have a material impact on the Company’s financial statements or related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment, consists of the following at December 31:

	2011	2010

Equipment	$1,095,657	$624,548
Furniture and fixtures	74,070	47,595
Leasehold improvements	452,114	124,001
	1,621,841	796,144
Less accumulated depreciation and amortization	(692,937)	(468,490)
	$928,904	$327,654

Depreciation and amortization expense was approximately $235,000 and $112,000 for the years ended December 31, 2011 and 2010, respectively.

Assets under capital leases (gross) were approximately $511,000 and $511,000 at December 31, 2011 and 2010, respectively. Amortization expense recorded for the assets under capital leases amounted to approximately $75,000 and $69,000 for the years ended December 31, 2011 and 2010, respectively. Accumulated amortization of assets under capital leases was approximately $436,000 and $361,000 at December 31, 2011 and December 31, 2010, respectively.

NOTE 4.	NOTES PAYABLE

Notes payable consist of the following at December 31:

	2011	2010

Financed insurance premiums	$3,460	$-
Equipment promissory notes	250,592	62,103
	254,052	62,103
Less current portion	(99,371)	(11,446)
	$154,681	$50,657

Non-convertible Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California. The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241. The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $52,819 and $62,103 at December 31, 2011 and December 31, 2010, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California. The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700. The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $83,442 at December 31, 2011.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to for its Dallas, Texas clinic and its call center in Irvine, California. The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $600. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $14,837 at December 31, 2011.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas. The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $99,494 at December 31, 2011.

The following table sets forth the future maturities of the Company’s outstanding notes payable at December 31, 2011:

Years ending December 31,

2012	$99,371
2013	99,536
2014	40,727
2015	14,418
Total	$254,052

NOTE 5.	CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

	2011	2010
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65%, is payable monthly in principal and interest installments of $2,704 and matures in May 2018	$154,735	$174,036

$69,200 capital lease obligation on equipment. The lease bears interest at 14.95%, is payable monthly in principal and interest installments of $1,644 and matures in May 2013	25,051	41,485

$57,750 capital lease obligation on equipment. The lease bears interest at 9.15%, is payable monthly in principal and interest installments of $1,203 and matures in May 2013	19,113	30,247

$72,375 capital lease obligation on equipment. The lease bears interest at 9.11%, is payable monthly in principal and interest installments of $2,123 and matures in April 2014	37,239	49,752
Total capital lease obligations	236,138	295,520
Less current maturities	(68,333)	(61,644)
Long-term portion	$167,805	$233,876

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

The future minimum capital lease payments are as follows for the years ending December 31:

2012	$92,087
2013	72,149
2014	40,934
2015	32,443
2016	32,443
Thereafter	45,954

Total minimum lease payments	316,010
Unamortized discount	(11,216)
Less amount representing interest	(68,656)
Present value of minimum lease payments	236,138
Less current maturities	(68,333)
Long-term portion	$167,805

NOTE 6.	RELATED PARTY TRANSACTIONS

Management Agreement

The Company and William Kirby D.O., Inc. operate under a management agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services. The agreement covers four laser centers in southern California operated by the Company. The Company had a $283,923 and $74,646 receivable due from William Kirby D.O., Inc. at December 31, 2011 and December 31, 2010, respectively.

Pursuant to the Management Services Agreement, the Company provides certain non-medical management, administrative, marketing and support services to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services, which such services include employment of all non-licensed administrative personnel including an on-site manager and receptionist for each site and all support personnel such as accounting, information technology, human resources, purchasing and maintenance. The Company also provides certain supplies, furniture and equipment used at the practice sites. The Company is also responsible for identifying and leasing the practice site locations and paying all rent, utilities and maintenance costs related thereto. Under the Management Services Agreement, the Company also arranges third party marketing and advertising for the practice sites.

Medical Director Agreement

Effective January 1, 2010, the Company entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O. The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each. The agreement provides for an annual payment of $250,000 to William Kirby, D.O. for these services.

Lease Guarantees

William Kirby, D.O., Inc. is the named lessee under the leases for the clinics located in Beverly Hills and Encino, California. Dr. Kirby personally guaranteed the lessee’s obligations under these leases. On July 21, 2011, the Company transferred its operations from a clinic located in Irvine, California to a clinic located in Santa Ana, California. William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Irvine, California, and Dr. Kirby personally guaranteed the lessee’s obligations under such lease. The Company is the named lessee under the lease for the clinics located in Montclair and Santa Ana, California and the lease for the clinic in Dallas, Texas.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

Dr. Kirby also guaranteed certain of the Company’s equipment leases until they were refinanced in June 2008. The lasers and IPL devices currently used in three of the Company’s clinics are owned or leased by William Kirby, D.O., Inc. pursuant to various capitalized lease and/finance agreements with third party financing sources. In addition, under the management services agreement, the Company has the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price of the amount outstanding, if any, under the applicable financing agreement. The Company has accounted for these leases as capital leases based on the agreement terms.

Shareholders Agreement:

Effective January 1, 2010, the Company entered into a Shareholders Agreement with William Kirby, D.O., Inc. and Dr. Kirby, pursuant to which, upon the occurrence of certain triggering events described below, Dr. Kirby is required to transfer his interest in William Kirby, D.O., Inc. to another licensed person or entity approved by the Company. Such triggering events include but are not limited to (i) the death or incapacity of Dr. Kirby, (ii) the loss of Dr. Kirby’s medical license, (iii) a breach of the obligations of William Kirby, D.O., Inc. and/or Dr. Kirby under the Amended and Restated Management Services Agreement or the Medical Director Agreement, (iv) the voluntary or involuntary transfer of Dr. Kirby’s interest in William Kirby, D.O., Inc., or (v) termination of the Amended and Restated Management Services Agreement in certain circumstances.

Related Party Payable

Related party payable consists of amounts due to William Kirby, D.O., Inc. under the Medical Directors Agreement and Management Services Agreement. The balance outstanding at December 31, 2011 included $20,095 due on the Medical Directors Agreement and $0 due on the Management Services Agreement. The balance outstanding at December 31, 2010 included $20,833 due on the Medical Directors Agreement and $13,085 due on the Management Services Agreement.

Reorganization

In connection with the Company’s 2010 reorganization, the Company settled certain obligations with related parties. These transactions were recorded as capital transactions pursuant to ASC 470-50- 40-2 and no gain was recognized with respect to the settlement. These transactions included the conversion of deferred salary due to management and former members of management to common stock in the amount of $366,314; the conversion of amounts due William Kirby, D.O., Inc. in the amount of $278,515 to common stock; and the conversion of other notes issued to related parties in the amount of $85,914 to common stock. The Company recognized a gain in the amount of $27,284 in 2010 with respect to the conversion of notes with holders who were no longer insiders.

NOTE 7.	EQUITY

Common Stock

Between August 10, 2010 and December 31, 2010, the Company sold 7,782,163 shares of common stock in a private offering at a purchase price of $.3687 per share for gross proceeds of $2,869,096. The Company paid $75,940 in legal fees to Company counsel and $50,000 in fees to counsel for the lead investor. The Company also paid a commission of $145,390 to the selling agent representing 10% of the aggregate proceeds of the shares sold by the selling agent. The Company also paid $12,500 for the selling agent’s legal fees. At December 31, 2010, the Company had a receivable for stock purchased in the offering in the amount of $61,000, which is included as a reduction in shareholder’s equity in the accompanying financial statements. The Company received payment for the subscriptions in January 2011.

On August 10, 2010, the Company issued 2,512,620 shares of common stock in exchange for debt and 236,136 in exchange for warrants in connection with its restructuring. See discussion at Note 1, Organization and Nature of Operations – Reorganization Program and Troubled Debt Restructuring.

In February 2011, the Company issued 14,037 shares of common stock in lieu of payment of $5,175 for consulting services and in April 2011 the Company issued 14,918 shares of common stock in lieu of payment of $5,500 for consulting services.

In April 2011, the Company adopted its 2011 Long-Term Incentive Plan (the “2011 LTIP”) to provide grants of equity for the purpose of enabling the Company to grant a range of equity incentives to directors, officers, employees, consultants, and other service providers of the Company and its affiliates. Also, in April 2011, the Company issued 342,857 shares of common stock to directors pursuant to the 2011 LTIP. The Company recorded compensation expense of approximately $126,000 in 2011 related to the stock grant, a value of $.3687 per share. The Board of Directors determined that a value of $.3687 per Company common share represented fair market value for the stock grants and stock option grants issued between April and June 2011 based on recent sales of common stock and exchanges of services for common stock with unrelated third parties. Compensation expense related to the stock grants is included in general and administrative expenses in the accompanying statements of operations.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

In December of 2011, the Company sold 107,143 shares of common stock to one unaffiliated investor in a private placement for aggregate gross proceeds of $52,500. The Company paid a commission of $5,250 to the selling agent in connection with the transaction.

Stock Options

On January 21, 2011, the Company entered into a common stock purchase option agreement with Chicago Investments, Inc. to purchase a maximum of 1,356,204 shares (subject to standard anti-dilution adjustments) of the Company’s common stock at a fixed exercise price of $0.3687 per share; such option expiring on August 10, 2011. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $110,000 on its issuance date. Such estimate was based on the following assumptions: value of one common share of $0.3687; strike price of $0.3687; expected life of seven months; risk-free interest rate of 0.2%; volatility of 74%; and expected dividend yield of zero. Since this option is an equity instrument, its estimated fair value will be credited to additional paid-in capital. Further, since it represents a cost directly related to a capital-raising transaction, GAAP dictates that this cost also be charged to additional paid-in capital. Therefore, the net effect of accounting for this option is nil.

On August 1, 2011, the Company and Chicago Investments, Inc. amended the common stock purchase option agreement they had entered into as of January 21, 2011. In connection with the amendment, Chicago Investments, Inc. assigned its right to exercise the option with respect to 678,102 shares to CIBC Trust Company (Bahamas) Limited (“CIBC”) and the Company agreed to extend the term of the original option until August 10, 2012. The Company accounted for the modification in terms by estimating the fair value of the option immediately preceding the modification and immediately following the modification using the Black-Scholes option-pricing model. The estimated fair value of the aforementioned stock option approximated $24,000 immediately preceding the modification and $73,000 immediately following the modification. The Black-Scholes option-pricing model assumptions were: value of one common share of $0.3687; strike price of $0.3687; risk-free interest rate of 0.2%; volatility of 74%; and expected dividend yield of zero. The expected life was 10 days immediately preceding the modification and one year immediately following. Since this option is an equity instrument, its estimated fair value is credited to additional paid-in capital. Further, since it represents a cost directly related to a capital-raising transaction, GAAP dictates that this cost also be charged to additional paid-in capital. Therefore, the net effect of accounting for this option modification is nil. On August 10, 2011, CIBC exercised the option and purchased 678,102 shares of the Company’s common stock for a purchase price of $250,000. On December 27, 2011, Chicago Investments, Inc. exercised the remaining option and purchased 678,102 shares of the Company’s common stock for a purchase price of $250,000.

In April 2011, the Board of Directors granted incentive stock options to purchase up to 988,569 shares of common stock to current officers and managers of the Company (the “Management Options”) pursuant to the 2011 LTIP. The options vest over a period of five years and are exercisable at a price of $.3687 per share. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $224,000 on their issuance date. Such estimate was based on the following assumptions: value of one common share of $0.3687; strike price of $0.3687; expected life of five years; risk-free interest rate of 2.12%; volatility of 74%; and expected dividend yield of zero. The Company recognized compensation expense of approximately $70,000 in 2011 related to the Management Options, which is included in general and administrative expenses in the accompanying statements of operations. A total of 179,145 shares granted to officers vested immediately and the holders exercised the options in June 2011 generating cash proceeds to the Company of approximately $66,000.

In April 2011, the Board of Directors also granted non-qualified stock options to purchase up to 128,571 shares of common stock to current directors of the Company (the “Director Options”) pursuant to the 2011 LTIP. The options vest over a period of three years and are exercisable at a price of $.3687 per share. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $23,000 on their issuance date. Such estimate was based on the following assumptions: value of one common share of $0.3687; strike price of $0.3687; expected life of three years; risk-free interest rate of 1.2%; volatility of 74%; and expected dividend yield of zero. The Company recognized compensation expense of approximately $15,000 in 2011 related to the Director Options, which is included in general and administrative expenses in the accompanying statements of operations. A total of 64,287 shares granted to directors vested immediately and the holders exercised the options in June 2011 generating cash proceeds to the Company of approximately $24,000.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

On June 1, 2011, the Company granted 35,710 non-qualified stock options to five members of its medical advisory board, each vesting over five years with an exercise price of $.3687 (the “Medical Advisory Options”). As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $8,000 on their issuance date. Such estimate was based on the following assumptions: value of one common share of $0.3687; strike price of $0.3687; expected life of five years; risk-free interest rate of 1.59%; volatility of 74%; and expected dividend yield of zero. The Company recognized compensation expense of approximately $1,000 in 2011 related to the Medical Advisory Options, which is included in general and administrative expenses in the accompanying statements of operations.

The following table summarizes stock option activity for the twelve months ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2010	-	-	-

Granted	2,509,054	$.3687	$.3687
Exercised	(1,599,636)	.3687	.3687
Forfeited or Expired	-	-	-
Outstanding at December 31, 2011	909,418	$.3687	$.3687

Exercisable at December 31, 2011	-	-	-

Vested and expected to vest at December 31, 2011	909,418	$.3687	$.3687

The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2011 was $0.

Warrants

In March 2011, the Company issued fully vested warrants to a third party to purchase 128,840 shares of the Company’s common stock at a purchase price of $.3710 per share. The warrants were issued pursuant to a services agreement and expire on July 26, 2015. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.3687, expected life of five years; risk free interest rate of 2.22%; volatility of 74% and expected dividend yield of zero. The estimated fair value at issuance of $27,900 was recognized as “consulting services” and is included within “general and administrative” expenses on the accompanying statements of operations and “additional paid-in capital” on the accompanying balance sheets.

In December 2011, the Company issued fully vested warrants to a third party to purchase 53,572 shares of the Company’s common stock at a purchase price of $.595 per share. The warrants were issued in connection with the sale of Company common stock in a private placement and expire on December 28, 2016. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .83%; volatility of 74% and expected dividend yield of zero. The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrant at issuance of $14,700 and the common stock sold in the offering. Accordingly, the estimated fair value of the warrant was recognized as “additional paid-in capital” on the accompanying balance sheets.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

The following tables summarize the warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2010	309,679	$4.27	3.9
Granted	-	-	-
Exercised	-	-	-
Expired or cancelled	(222,533)	4.06	(3.3)
Exercisable at December 31, 2010	87,146	2.19	.9
Granted	182,412	.44	4.0
Exercised	-	-	-
Expired or cancelled	-	-	-
Exercisable at December 31, 2011	269,558	$1.28	2.9

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
68,757	$.37-8.75	2012	$1.84
18,389	5.60-7.00	2013	2.18
128,840.37		2015	.37
53,572.59		2016	.59
269,558	$.37-8.75		$1.28

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases, its Beverly Hills and Encino, California clinics and Irvine, California office from William Kirby, D.O., Inc, a related party. William Kirby D.O is the named lessee under these leases that expire through 2013 and Dr. William Kirby, the sole shareholder of William Kirby D.O., personally guaranteed the lessee’s obligations under these leases. The Company leased its clinics located in Santa Ana and Montclair, California and Dallas, Texas from unrelated third parties, which expire through 2016. Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows for the years ending December 31:

2012	$276,328
2013	181,558
2014	140,474
2015	144,217
2016	39,705
$782,282

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

Rent expense relating to related party leases for the years ended December 31, 2011 and December 31, 2010 approximated $198,000 and $175,000, respectively. Rent expense related to third party leases for the year ended December 31, 2011 approximated $93,000. There was no third party rent expense in the year ended December 31, 2010.

NOTE 9.	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

The components of the provision for income taxes for the years ended December 31, 2011 and 2010 is comprised of the following:

	2011	2010

Current
Federal	$–	$–
State	800	800
	800	800
Deferred
Federal	–	–
State	–	–

Total	$800	$800

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following for the years ended December 31, 2011 and 2010:

	2011		2010

Computed expected income tax benefit at federal statutory rates	34%		34%
Addition to (reduction in) income taxes resulting from:
State income taxes, net of federal benefit	6%		6%
Other	-%		4%
Valuation allowance	(40%	)	(44%	)
Total	0%		0%

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities. Significant components of deferred taxes at December 31, 2011 and 2010 are set forth below:

	2011	2010

Net operating loss carryforwards	$2,012,000	$862,000
Other	266,000	473,000
Less valuation allowance	(2,278,000)	(1,335,000)
Net deferred tax assets	$–	$–

The Company has federal tax net operating loss carryforwards of approximately $5,100,000 and $2,200,000, at December 31, 2011 and December 31, 2010, respectively, both of which will begin expiring in 2028. The Company has California state tax net operating loss carryforwards of approximately $4,500,000 and $2,200,000, at December 31, 2011 and December 31, 2010, respectively, which will begin expiring in 2028. The amount of net operating loss carry forward that can be used in any one year may be limited by significant changes in ownership as defined by section 382 of the Internal Revenue Code and similar state tax laws.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under ASC 740. Accordingly, the Company has recorded a 100% valuation allowance to offset the net deferred tax assets at December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010, the Company’s change in valuation allowance was approximately $943,000 and $244,000, respectively.

The Company will recognize interest and penalties related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2011, the Company has not recognized liabilities for penalties and interest as the Company does not have liabilities for unrecognized tax benefits. The Company’s income tax returns are subject to examination by the taxing authorities, generally 3 years for federal and 4 years for state (California).

NOTE 10.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these financial statements have been issued.

In January 2012, the Company entered into a lease agreement pursuant to which it intends to operate a clinic location in Houston, Texas. The lease agreement expires in 2017 and covers approximately 2,400 square feet of space. In addition to base rent, the Company is obligated to pay certain common maintenance, insurance and tax amounts.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date:  March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	March 29, 2012
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark Edwards	Chief Financial Officer	March 29, 2012
Mark Edwards

/s/ Ian Kirby	Chief Marketing Officer	March 29, 2012
Ian Kirby

DIRECTORS

/s/ Eugene Bauer	Chairman of the Board	March 29, 2012
Eugene Bauer

/s/ Gene Burleson	Director	March 29, 2012
Gene Burleson

/s/ Joel Kanter	Director	March 29, 2012
Joel Kanter

/s/ William Kirby	Director	March 29, 2012
William Kirby

/s/ John P. Keefe	Director	March 29, 2012
John P. Keefe