Form 10-K/A
period 2011-12-31
DR. TATTOFF, INC.
filed 2012-04-25
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  000-52836

Dr. Tattoff, Inc.
(Exact name of registrant as specified in its charter)

Florida	20-0594204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As there is no market for our common stock as of June 30, 2011, the aggregate market value of the common stock held by non-affiliates (11,261,796 shares) cannot be determined.

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of March 21, 2012 was 14,727,227 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

    Dr. Tattoff, Inc. is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on March 29, 2012, solely to revise the date on the Report of Independent Registered Public Accounting Firm, filed under Item 15. This Amendment No. 1 speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

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

/s/ SingerLewak LLP

March 29, 2012
Los Angeles, California

F-2

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

	By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date: April 25, 2012

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	April 25, 2012
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark Edwards	Chief Financial Officer	April 25, 2012
Mark Edwards

/s/ Ian Kirby	Chief Marketing Officer	April 25, 2012
Ian Kirby

DIRECTORS

/s/ Eugene Bauer	Chairman of the Board	April 25, 2012
Eugene Bauer

/s/ Gene Burleson	Director	April 25, 2012
Gene Burleson

/s/ Joel Kanter	Director	April 25, 2012
Joel Kanter

/s/ William Kirby	Director	April 25, 2012
William Kirby

/s/ John P. Keefe	Director	April 25, 2012
John P. Keefe