Form 10-Q
period 2012-03-31
DR. TATTOFF, INC.
filed 2012-05-15
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to_______________________

COMMISSION FILE NUMBER 000-52836

DR. TATTOFF, INC.
(Exact name of registrant as specified in its charter)

Florida	20-0594204
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8500 Wilshire Blvd, Suite 105
Beverly Hill, California 90211
(Address of principal executive office)

(310) 659-5101
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 30, 2012 was 15,333,909.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

March 31, 2012

i

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DR. TATTOFF, INC.
BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,627	$110,787
Management fee due from related party	313,901	283,923
Prepaid expenses and other current assets	94,498	45,680
Total current assets	515,026	440,390

Property and equipment, net	904,591	928,904
Other assets	67,342	69,850

Total assets	$1,486,959	$1,439,144

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$564,440	$439,298
Accrued expenses and other liabilities	254,241	224,238
Warrant liability	10,860	12,065
Related party payable	25,945	20,095
Deferred revenue	299,277	184,967
Accrued compensation	166,811	130,711
Notes payable, current portion	110,853	99,371
Capital lease obligations, current portion (related party)	70,126	68,333
Total current liabilities	1,502,553	1,179,078

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion (related party)	150,605	167,805
Notes payable, net of current portion	189,064	154,681
Deferred rent	54,071	38,361
Total liabilities	1,896,293	1,539,925

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at March 31, 2012 and December 31, 2011	-	-

Common stock, $.0001 par value, 25,714,286 authorized, 15,333,837 and 14,727,227 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,533	1,473
Additional paid-in capital	4,774,611	4,465,307

Accumulated deficit	(5,185,478)	(4,567,561)

Total shareholders’ deficit	(409,334)	(100,781)

Total liabilities and shareholders’ deficit	$1,486,959	$1,439,144

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues from related party	$720,977	$637,800
Other revenues	43,527	-
	764,504	637,800
Operating costs and expenses
Management service expenses	520,661	316,896
General and administrative expenses	648,925	701,679
Marketing and advertising	125,748	152,886
Depreciation and amortization	66,993	38,804

Loss from operations	(597,823)	(572,465)
Interest expense	21,299	11,502
Other income	(1,205)	(675)

Loss from operations before provisions for income taxes	(617,917)	(583,292)
Provision for income taxes	-	-

Net loss	$(617,917)	$(583,292)

Basic and diluted net loss per share applicable to common shareholders	$(.04)	$(.05)

Weighted average common shares outstanding – basic and diluted	14,733,821	12,652,955

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock
					Total
			Additional		Shareholders’
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)

BALANCE - December 31, 2011	14,727,227	$1,473	$4,465,307	$(4,567,561)	$(100,781)

Sale of common stock	606,610	60	297,180	-	297,240
Stock compensation expense	-	-	12,124	-	12,124
Net loss	-	-	-	(617,917)	(617,917)

BALANCE – March 31, 2012 (unaudited)	15,333,837	$1,533	$4,774,611	$(5,185,478)	$(409,334)

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(617,917)	$(583,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,993	38,804
Stock compensation expense	12,124	-
Consulting services paid for in stock and warrants	-	33,075
Change in fair value of warrant liabilities	(1,205)	(675)
Changes in operating assets and liabilities:
Management fee due from related party	(29,978)	(71,643)
Prepaid expenses and other current assets	10,947	(8,180)
Other assets	-	11,741
Accounts payable	125,142	217,411
Accrued expenses and other liabilities	30,004	(115,507)
Deferred revenue	114,310	-
Related party payable	5,849	(3,859)
Accrued compensation	36,100	13,616
Deferred rent	15,710	(1,180)
Net cash used in operating activities	(231,921)	(469,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,173)	(278,701)
Proceeds received on note receivable	-	25,000
Net cash used in investing activities	(40,173)	(253,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(15,406)	(14,824)
Principal payments on notes payable	(13,900)	(14,225)
Proceeds from sale of common stock	297,240	-
Cash received from stock subscription receivable	-	61,000
Net cash provided by financing activities	267,934	31,951

Net decrease in cash and cash equivalents	(4,160)	(691,439)

Cash and cash equivalents – beginning of period	110,787	1,856,671
Cash and cash equivalents – end of period	$106,627	$1,165,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$18,487	$3,890

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$-	$118,495
Financing of insurance premiums	$59,765	$45,693

The accompanying notes are an integral part of these financial statements.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

In February 2008, the Company completed a reverse merger with Lifesciences, a “public shell” company, and became a Securities and Exchange Commission (“SEC”) registrant (the “Merger”). The Company filed Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, but failed to file any Forms 10-Q or 10-K subsequently. On March 16, 2010, the Company filed a Form 15 with the SEC to terminate its registration under Section 12(g) of the Exchange Act. Upon the filing of the Form 15, the Company’s obligation to file periodic and other reports with the SEC was immediately suspended. On December 7, 2011 the Company filed a registration statement on Form 10 with the SEC to register its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which became effective on February 6, 2012.

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. At March 31, 2012, the Company has accumulated losses approximating $5,200,000, and has not yet produced operating income or positive cash flows from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and reduce the level of professional fees it incurs to address its losses and ability to continue to operate. The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

In addition, the Company expanded its Board of Directors in 2010 to include individuals with substantial experience in raising capital and numerous relationships that may assist the Company in achieving its goals. In the event that the Company is unsuccessful in raising adequate equity capital, management will attempt to reduce losses and preserve as much liquidity as possible. Steps management would likely take would include limiting capital expenditures, reducing expenses and leveraging the relatively few assets that it owns without encumbrance. A reduction in expenses would likely include personnel costs, professional fees, and marketing expenses. While management would attempt to achieve break-even or profitable operations through these steps, there can be no assurance that it will be successful.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Consolidation Policy

The Company has various contractual relationships with William Kirby D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases, and guarantees. The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk. The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses. Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives.

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. is summarized as follows:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Current Assets

Management fee due from related party	$313,901	$283,923

Non-Current Assets
Assets under capital lease, net	61,022	74,844
Current Liabilities
Related party payable	25,945	20,095
Capital lease obligations, current portion	70,126	68,333
Long-Term Liabilities
Capital lease obligations, net of current portion	150,605	167,805

The Company may be exposed to losses under its relationship with William Kirby, D.O., Inc. The Company’s most significant exposure to loss in the relationship is under the management services agreement. Losses could occur if the management fees are inadequate to cover the Company’s costs of providing the management services. The Company is unable to estimate its maximum exposure to such losses.

The Company’s relationship and agreements with William Kirby, D.O., Inc. and Dr. William Kirby (the sole shareholder of William Kirby, D.O., Inc.) are further described in Note 5, “Capital Lease Obligations”; Note 6, “Related Party Transactions” and Note 8, “Commitments and Contingencies.”

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited financial statements reflect all adjustments that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2011.  The balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

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

The Company’s financial instruments include cash and cash equivalents, management fee due from related party, prepaid expenses and other current assets, security deposits, accounts payable, accrued expenses and other liabilities, deferred revenue, accrued compensation, capital lease obligations and notes payable. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

The fair value of other financial instruments, which consist primarily of the Company’s derivative liabilities, were estimated utilizing a Black-Scholes option-pricing model, a level 3 measurement, as further described in Note 7, “Equity.”

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

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are profitable. As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic. There were no impairments of long-lived assets at March 31, 2012 and December 31, 2011.

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

Revenue Recognition

The majority of the Company’s revenues are derived from management services provided to William Kirby D.O., Inc., a related party. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the management services agreement with William Kirby, D.O., Inc. - See Note 6, “Related Party Transactions”) with no upfront fees paid by William Kirby D.O., Inc. The management services agreement with William Kirby D.O., Inc. covers all of the Company’s California locations.

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

The Company operates the Dallas location directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company. The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying balance sheets and amounted to approximately $299,000 at March 31, 2012 and $185,000 at December 31, 2011.

Patients who purchase tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program. Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment. The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments. The cost of the program is accrued on a per visit basis as visits occur and is included in management services expense on the accompanying statements of operations. The Company recognized accrued expense of approximately $16,000 and $7,000 as of March 31, 2012 and December 31, 2011, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying balance sheets. Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package. The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred. Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred. For the periods ended March 31, 2012 and 2011, advertising expense was approximately $ 66,000 and $103,000, respectively.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 740 “Income taxes.” Under ASC 740, deferred income taxes are recognized to reflect the tax consequences in future years for the differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets to amounts that are more likely than not to be realized.

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards. The Company has provided a 100% valuation allowance on such deferred tax asset at March 31, 2012 and December 31, 2011.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10. As of March 31, 2012, the open tax years of the Company were 2007 to 2011.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options. Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:
	Three Months Ended March 31,

	2012	2011

Net loss available to common stockholders (numerator)	$(617,917)	$(583,292)

Weighted average shares outstanding (denominator)	14,733,821	12,652,955

Basic and diluted EPS	$(.04)	$(.05)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	March 31,

	2012	2011

Common stock options	909,418	-

Warrants	572,858	215,982

	1,482,276	215,982

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

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases. Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term. As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur. Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured. The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying balance sheets and approximated $54,000 at March 31, 2012 and $38,000 at December 31, 2011.

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

Substantially all of the Company’s revenues for the three months ended March 31, 2012 and 2011 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics. If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician. Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all. The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. The Company has implemented this guidance and its adoption has not had an impact on the Company’s financial statements or related disclosures.

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

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)

Equipment	$1,097,174	$1,095,657
Furniture and fixtures	77,476	74,070
Leasehold improvements	486,313	452,114
	1,660,963	1,621,841
Less accumulated depreciation and amortization	(756,372)	(692,937)
	$904,591	$928,904

Depreciation and amortization expense was approximately $64,000 and $39,000 for the three months ended March 31, 2012 and 2011, respectively.

Assets under capital leases (gross) were approximately $511,000 and $511,000 at March 31, 2012 and December 31, 2011, respectively. Amortization expense recorded for the assets under capital leases amounted to approximately $14,000 and $17,000 for the three months ended March 31, 2012 and 2011, respectively. Accumulated amortization of assets under capital leases was approximately $450,000 and $436,000 at March 31, 2012 and December 31, 2011, respectively.

NOTE 4.                 NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)

Financed insurance premiums	$53,923	$3,460
Equipment promissory notes	245,994	250,592
	299,917	254,052
Less current portion	(110,853)	(99,371)
	$189,064	$154,681

Non-convertible Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California. The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241. The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $49,877 and $52,819 at March 31, 2012 and December 31, 2011, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California. The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700. The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $83,442 and $83,442 at March 31, 2012 and December 31, 2011, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to for its Dallas, Texas clinic and its call center in Irvine, California. The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $600. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $13,181 and $14,837 at March 31, 2012 and December 31, 2011, respectively.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas. The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $99,494 and $99,494 at March 31, 2012 and December 31, 2011, respectively.

In January 2012, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice insurance for a period of 12 months. The note, in the principal amount of $15,565, bears interest at approximately 8.50% per annum, and is repayable in 10 monthly installments of $1,618.  The note matures in November 2012.  The balance outstanding on the note was $14,060 and $0 at March 31, 2012 and December 31, 2011, respectively.

In March 2012, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of 12 months. The note, in the principal amount of $44,200, bears interest at approximately 4.87% per annum, and is repayable in 10 monthly installments of $4,519.  The note matures in January 2013.  The balance outstanding on the note was $39,863 and $0 at March 31, 2012 and December 31, 2011, respectively.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the future maturities of the Company’s outstanding notes payable:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
2012	$141,011	$99,371
2013	103,761	99,536
2014	40,727	40,727
2015	14,418	14,418
Total	$299,917	$254,052

NOTE 5.                 CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018	$150,323	$154,735

$69,200 capital lease obligation on equipment. The lease bears interest at 14.95% per annum, is payable monthly in principal and interest installments of $1,644 and matures in May 2013	21,004	25,051

$57,750 capital lease obligation on equipment. The lease bears interest at 9.15% per annum, is payable monthly in principal and interest installments of $1,203 and matures in May 2013	15,917	19,113

$72,375 capital lease obligation on equipment. The lease bears interest at 9.11% per annum, is payable monthly in principal and interest installments of $2,123 and matures in April 2014	33,487	37,239

Total minimum lease payments	220,731	236,138
Less current maturities	(70,126)	(68,333)

Long-term portion	$150,605	$167,805

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The future minimum capital lease payments are as follows:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
2012	$69,064	$92,087
2013	72,149	72,149
2014	40,934	40,934
2015	32,443	32,443
2016	32,443	32,443
Thereafter	45,954	45,954
Total minimum lease payments	292,987	316,010
Unamortized discount	(10,195)	(11,216)
Less amount representing interest	(62,061)	(68,656)
Present value of minimum lease payments	220,731	236,138
Less current maturities	(70,126)	(68,333)
Long-term portion	$150,605	$167,805

NOTE 6.                 RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management services agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services. The agreement covers four laser centers in southern California operated by the Company. The Company had a $313,901 and $283,923 receivable due from William Kirby D.O., Inc. at March 31, 2012 and December 31, 2011, respectively.

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

Medical Director Agreement

Effective January 1, 2010, the Company entered into a medical director agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O., Inc.  The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each. The agreement provides for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services.

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

Shareholders Agreement:

Effective January 1, 2010, the Company entered into a Shareholders Agreement with William Kirby, D.O., Inc. and Dr. Kirby, pursuant to which, upon the occurrence of certain triggering events described below, Dr. Kirby is required to transfer his interest in William Kirby, D.O., Inc. to another licensed person or entity approved by the Company. Such triggering events include but are not limited to (i) the death or incapacity of Dr. Kirby, (ii) the loss of Dr. Kirby’s medical license, (iii) a breach of the obligations of William Kirby, D.O., Inc. and/or Dr. Kirby under the management services agreement or the medical director agreement, (iv) the voluntary or involuntary transfer of Dr. Kirby’s interest in William Kirby, D.O., Inc., or (v) termination of the management services agreement in certain circumstances.

Related Party Payable

Related party payable consists of amounts due to William Kirby, D.O., Inc. under the medical directors agreement and management services agreement. The balance outstanding at March 31, 2012 included $20,833 due on the medical directors agreement and $5,112 due on the management services agreement. The balance outstanding at December 31, 2011 included $20,095 due on the medical directors agreement and $0 due on the management services agreement.

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.                 EQUITY

Common Stock

In March 2012, the Company sold  606,610 shares of common stock in a private placement for aggregate gross proceeds of $297,240. Of the shares sold, 337,428 were sold to members of the Company’s management or board of directors and other Company affiliates, representing gross proceeds of $165,340.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant- Date Fair Value per Share
Outstanding at December 31, 2012 (audited)	909,418	$.3687	$.3687
Granted (unaudited)	-	-	-
Exercised (unaudited)	-	-	-
Forfeited or Expired (unaudited)	-	-	-
Outstanding at March 31, 2012 (unaudited)	909,418	$.3687	$.3687

Exercisable at March 31, 2012 (unaudited)	-	-	-

Vested and expected to vest at March 31, 2012 (unaudited)	909,418	$.3687	$.3687

The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 was $0.

Warrants

In connection with the sale of common stock in a private placement in March 2012 (described above), the Company issued fully vested warrants to purchase 303,305 shares of the Company’s common stock at a purchase price of $.595 per share. The warrants expire on April 2, 2017. Warrants to purchase 168,714 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.03%; volatility of 70% and expected dividend yield of zero. The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $79,500 and the common stock sold in the offering. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying balance sheets.

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011 (audited)	269,558	$1.28	2.9
Granted (unaudited)	303,305	.59	5.0
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	-	-	-
Exercisable at March 31, 2012 (unaudited)	572,863	$.79	3.91

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
68,757	$.37-8.75	2012	$1.84
18,389	5.60-7.00	2013	2.18
128,840	.37	2015	.37
53,572	.59	2016	.59
303,305	.59	2017	.59
572,863	$.37-8.75		$.79

DR. TATTOFF, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.                 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its Beverly Hills and Encino, California clinics and Irvine, California office from William Kirby, D.O., Inc, a related party. William Kirby D.O is the named lessee under these leases that expire through 2013 and Dr. William Kirby personally guaranteed the lessee’s obligations under these leases. The Company leased its clinics located in Santa Ana and Montclair, California and Dallas, Texas from unrelated third parties, which expire through 2016. In January 2012, the Company entered into a lease with an unrelated third party for a clinic in Houston, Texas which expires in 2017 and is presently in development.  Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows at March 31, 2012:

2012 (nine months)	$284,384
2013	281,958
2014	226,874
2015	235,676
2016	133,545
Thereafter	30,029

$1,192,466

Rent expense relating to related party leases for the three months ended March 31, 2012 and March 31, 2011 approximated $67,000 and $48,000, respectively. Rent expense related to third party leases for the three months ended March 31, 2012 and March 31, 2011 approximated $40,000 and $4,000, respectively.

NOTE 9.                 SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these financial statements have been issued.

The Company intends to commence an offering of convertible notes, the terms of which have not been finalized as of the date hereof. If the Company sells such notes, it intends to secure them  by the Company’s equity ownership in a wholly owned subsidiary, which will own, operate or manage all of the new clinics to be developed with proceeds of the Convertible Notes.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives, future results, levels of activity, performance or plans will be achieved. We caution that these statements are further qualified by important factors that could cause actual results to materially differ from those contemplated in the forward-looking statements, including, without limitation, the following:

●	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2011, as amended;

●	our failure to generate significant revenues from operations;

●	the availability and cost of capital required to fund our current and future operations;

●	Federal, state and local law and regulation, including regulation of the services provided at our clinics;

●	our failure to execute our business plan;

●	our failure to effectively execute our marketing strategies;

●	our failure to identify or negotiate new real property leases on reasonable terms as part of our expansion plans;

●	our ability to renew existing leases on reasonable terms;

●	the effect of competition in our industry;

●	our ability to protect our intellectual property;

●	our exposure to litigation;

●	our dependence on key management and other personnel, including the physicians providing services at our clinics;

●	a decline in the demand for services provided at our clinics;

●	the ability of holders of our securities to effect resales of our securities; and

●	the effect of adverse economic conditions generally, and on discretionary consumer spending and the availability of credit.

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

Results of Operations. This section provides an analysis of the Company’s results of operations for the three month periods ending March 31, 2012 and 2011.

Liquidity and Capital Resources. This section provides an analysis of the Company’s cash flows for the three months ending March 31, 2012 and 2011, as well as a discussion of the Company’s outstanding commitments as of March 31, 2012. Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

Off-Balance Sheet Arrangements. This section discloses any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition.

Critical Accounting Estimates. This section identifies those accounting estimates that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application.

Significant Accounting Policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. All of the Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the financial statements included in Part I of this report.

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment. The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law. We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician. This arrangement is structured to comply with a California state limitation on the corporate practice of medicine. In addition, we own and operate one clinic located in Dallas, Texas. We have executed a lease agreement and commenced tenant improvements for an additional clinic we will own and operate in Houston, Texas. We expect to commence operations at the Houston clinic in June 2012. We are in negotiations with prospective landlords for additional clinic locations which we intend to open as soon as practicable, subject to the availability of financial resources to do so. As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics. Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms our clinics and our facilities refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of over 139,000 procedures to more than 18,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004. We opened our fourth clinic in southern California in February 2011 and our fifth clinic in Dallas, Texas in June 2011.

Our source of revenues through March 31, 2012, consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services. The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law. As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics. Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012. Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 3.1% for the three months ended March 31, 2012. Advertising costs were approximately 9% of our revenue in the three months ended March 31, 2012.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business. Fee for service receipts of William Kirby D.O., Inc., less refunds, have increased by approximately $177,000 for the three months ended March 31, 2012 when compared to the same period of the prior year. Of this increase, approximately $121,000 is a result of opening of a new clinic in February 2011. Our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc., also increased. The cost of employee compensation (including Dr. Kirby’s compensation) increased by approximately $34,000 for the three months ended March 31, 2012 when compared to the same period of the prior year. Of the increase in compensation cost of approximately $34,000, approximately $30,000 is related to opening of a new clinic in February 2011. The increase in service fees was the primary factor in an improvement in the financial performance of William Kirby, D.O., Inc. in the first three months of 2012 when compared to the comparable period of the prior year and has resulted in a cash basis profit for William Kirby D.O., Inc. in the first quarter of 2012. In the event that William Kirby, D.O., Inc. incurs losses, it may be unable to meet its obligations to us and may seek changes in the management services agreement that would unfavorably impact our financial results. The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied. As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

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

Our initial expansion focus is on large metropolitan markets that can support multiple clinic locations with favorable demographics, regulatory environments and competitive landscapes. We are currently evaluating potential clinic sites in Texas, Georgia and Arizona, and have identified over 40 other viable markets in the United States for expansion. We estimate our cash requirements for each new clinic to be approximately $250,000, to be applied toward various start-up costs, including leasehold improvements, marketing expenses, equipment acquisition, supplies and personnel.

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

Our management service fees are affected by a number of factors, including but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo and hair removal industry. The majority of patients, approximately 85%, pay for services using a debit or credit card or outside financing agencies whose services our contracting physician offers. Historically, the outside financing agencies our contracting physician uses offer non-recourse programs. If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback. In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician. Our contracting physician offers a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances. Refunds were less than .5% of our contracting physician’s gross revenue in the three months ended March 31, 2012. Refunds and chargebacks result in a reduction of our management fee. Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

William Kirby, D.O., Inc. does not provide patient financing but offers a program whereby patients can pay monthly via automatic charge. Currently, patients may cease participation in the program at any time and no interest is charged. The program was developed to meet the needs of patients who are unable to finance a purchase using a credit card or outside financing agencies. Less than 4% of William Kirby, D.O., Inc.’s patients pay in this manner.

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

Gift certificate sales represented approximately .3% of William Kirby, D.O., Inc.’s gross revenue in the three months ended March 31, 2012. The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee.

The fees generated by William Kirby, D.O., Inc., and therefore our management services fees, have historically been weak in the fourth quarter. We believe that patients are less inclined to purchase discretionary services in the months of November and December as they have atypical demands on both their time and financial resources.

Our revenues have continued to increase despite relatively unfavorable economic conditions. However, we do not have sufficient history to predict what may occur if economic conditions in the United States further deteriorate. We believe that the typical customer of the services offered at our clinics is young, educated and affluent with adequate disposable income to afford the services. However, tattoo and hair removal is discretionary for most individuals and they may delay or forego removal if faced with a reduction in income or increase in non-discretionary expenses. We also believe that poor economic conditions have resulted in increased pressure on pricing and an expectation of greater value for the money by patients. Management believes that such pricing pressure is a result of a decrease in consumer confidence in economic conditions and their employment prospects together with the increased availability of competitive pricing information on the internet. In addition, we believe that a portion of our core demographic is attracted to coupon programs such as those offered by Groupon and Living Social, particularly with respect to hair removal where we face a larger number of competitors.

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

We currently anticipate opening at least one additional clinic in Houston, Texas in the second quarter of 2012, and may open additional clinics in Texas, Georgia and Arizona in the third and fourth quarters of 2012 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets. To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan. To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2011

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended
	March 31, 2012	March 31, 2011

Revenues	100%	100%
Management services expenses	68%	50%
General & administrative expenses	85%	110%
Marketing and advertising	16%	24%
Depreciation & amortization	9%	6%
Loss from operations	(78%)	(90%)

Interest expense and other	(3%)	(1%)
Net loss	(81%)	(91%)

Revenues. Revenues increased by approximately $127,000, or 20%, to approximately $765,000 for the three months ended March 31, 2012 compared to approximately $638,000 for the three months ended March 31, 2011. Encounters increased by 2,766 from 7,481 to 10,247 or 37%. New clinics accounted for 2,075 encounters, or approximately 75% of the increase. The average fee per encounter paid by patients increased approximately 1.3% in the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011.

Management Services Expenses. Management services expenses consist primarily of salaries, wages and benefits for the employees who work at our clinics, rent and utilities for the clinic premises, and supplies. We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels. Management services expenses increased by 64% in the aggregate and increased 68% as a percentage of revenues to approximately $521,000 for the three months ended March 31, 2012 versus approximately $317,000 for the three months ended March 31, 2011. Of this increase of approximately $204,000, approximately 68% or $139,000 was related to two new clinics. Labor and labor related costs increased by approximately $125,000, accounting for 61% of the total increase in management services expenses. Rent, utilities and parking increased by approximately $63,000 accounting for approximately 31% of the increase in total management services expense. This increase is principally related to the opening of two new locations and the relocation of our Orange County, California location.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically, we have relied principally on internet advertising. During 2010, we began advertising using outdoor billboards in addition to our internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach. We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $126,000 for the three months ended March 31, 2012, compared to approximately $153,000 for the three months ended March 31, 2011, a decrease of approximately $27,000.

General and Administrative Expenses. General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management. Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors. General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions. General and administrative expenses decreased by approximately $53,000 to approximately $649,000 for the three months ended March 31, 2012 when compared to $702,000 in the comparable period of the prior year. Salaries and other compensation increased by $32,000 due to the hiring of additional support personnel.  Rent increased approximately $10,000 because we opened a call center and administrative office in Irvine, California in space previously used for a clinic we relocated to Santa Ana, California.  Professional fees decreased by $123,000 mainly due to a decrease in legal fees associated with our public filings.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations. Depreciation and amortization expenses increased by 72% in the aggregate to approximately $67,000 for the three months ended March 31, 2012 versus approximately $39,000 for the three months ended March 31, 2011. The depreciation and amortization increase was primarily related to the opening of two new clinics and the relocation of a clinic. A new laser acquired in the third quarter of 2011 and an expansion of our telephone system installed in the fourth quarter of 2011 also contributed to the increase in depreciation and amortization.

Interest Expense. Interest expense for the three months March 31, 2012 increased by 75% in the aggregate and 2% as a percentage of revenue to approximately $21,000 compared to approximately $12,000 for the three months ended March 30, 2011. In February 2011, we financed a laser for our Montclair, California clinic and in May 2011, we financed a laser for our Dallas, Texas clinic. The interest expense on these two notes accounted for the increase in interest expense in the first quarter of 2012 when compared to the comparable period of the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $4,000 at March 31, 2012 as compared to December 31, 2011, principally due to cash used in operations of $232,000, acquisition of property and equipment of $40,000, partially offset by cash received from the sale of equity securities in a private placement of $297,000.

Cash from operations, the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital. The three months ended March 31, 2012 and 2011 reflected net cash used in operating activities of $232,000 and $470,000 and were principally due to the inability of our clinics to generate enough profit to cover our overhead expenses, including the substantial professional fees we have incurred to become a public reporting company and file reports required of such companies.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011, respectively was $40,000 and $254,000, reflecting purchases of property and equipment of $40,000 and $279,000 during the three months ended March 31, 2012 and 2011, respectively.  Our purchases of property and equipment in the first quarter of 2012 are principally related to the clinic we have under development in Houston, Texas. We expect to open our Houston clinic in the second quarter and expect that our purchase of property and equipment will increase in the second quarter of 2012. Our purchases in 2011 were principally related to the development of our clinic in Montclair, California. During the three months ended March 31, 2011, the Company received a $25,000 payment on a note receivable.

Net cash from financing activities for the three months ended March 31, 2012 was approximately $268,000 primarily consisting of the proceeds of the sale of equity securities in a private placement in March 2012, reduced by principal payments made on capital lease obligations and notes payable.

The Company intends to use its available resources to open additional clinics. We have historically experienced significant negative cash flow from operations and we expect to continue to experience significant negative cash flow from operations in the near future as we open new clinics. Accordingly, we expect to raise additional capital to fund our current operations and future expansion through the sale of equity securities and/or the issuance of debt. We have been successful in raising small amounts of debt for equipment financing, but our financial condition and history of losses limits our ability to issue debt. If we are unable to raise additional equity capital, then we will not be able to grow our revenue and eliminate our operating losses. If that were to occur, management would attempt to reduce its professional fees, salaries, advertising and other costs and reduce operating cash requirements. The Company current intends to raise additional capital and continue opening additional clinics but there can be no assurance that it will be successful. We do not have any bank or other credit facilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with entities or other persons, also known as “special purpose entities.”

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of GAAP, our actual realized results may differ from management’s initial estimates as reported and such differences may be significant. Our most significant accounting estimates are those related to our consolidation policy, valuation of common stock, fair value measurements, uncertainty in income taxes and valuation allowance for deferred tax assets as set forth below.

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

Valuation of Common Stock. There is presently no trading market for common stock or other equity instruments of the Company. Management’s estimates of stock compensation expense and derivative liability are dependent upon an estimated fair value of a share of Company common stock. ASC 820, “Fair Value Measurement,” establishes a hierarchy for measurement of fair value and requires the Company to maximize the use of observable inputs in measuring fair value and minimize the use of unobservable inputs. Management estimates the fair value of a share of common stock primarily based upon the most recent actual purchases of common stock by unrelated third parties because it represents observable inputs, and management believes it is the most reliable estimate available. Management may adjust the value per share as the time period between when actual purchases have been made and the measurement date increases or if it determines that events subsequent to the last actual sale transaction materially impact the value of a share of common stock. Such changes in estimated value may have a material impact on stock compensation expense and derivative liabilities.

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

Uncertainty in Income Taxes. We adopted the provisions of ASC 740-10 (formerly FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2010. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate.

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

The estimates, judgments and assumptions used by us under “Capitalization Policy,” “Valuation of Common Stock,” “Fair Value Measures,” “Uncertainty in Income Taxes” and “Valuation Allowance for Deferred Tax Assets” are, we believe, reasonable, but involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

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

We have identified the policies set forth in Note 2, “Summary of Significant Accounting Policies” to our financial statements as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout MD&A, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the discussion set forth in Note 2, “Summary of Significant Accounting Policies”  to our financial statements addresses our most significant accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of March 31, 2012 because of the Company’s limited resources and limited number of employees.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the most recent quarter of the Company that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS

We filed our Annual Report on Form 10-K for the year ended December 31, 2011, with the Securities and Exchange Commission on March 30, 2012, which sets forth our risk factors in Item 1A therein.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the three months ended March 31, 2012. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness. The securities are deemed restricted securities for purposes of the Securities Act.

In March 2012, the Company sold 606,610 shares of common stock to four investors that are members of the Company’s management or board of directors and eleven unaffiliated investors in a private placement for aggregate gross proceeds of $297,240. In connection with the financing, the investors received five-year warrants exercisable for 303,305 shares of common stock at a price of $0.595 per share, subject to adjustment.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

10.21*	Form of Common Stock Purchase Warrant issued in connection with the issuance of common stock in private placements in December 2011 and March 2012.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive Data Files regarding (a) our Balance Sheets as of March 31, 2012 and December 31, 2011, (b) our Statements of Operations for the Three Months ended March 31, 2012 and 2011, (c) our Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011, and (d) the Notes to such Financial Statements.***

*filed herewith.

***Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date:  May 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	May 15 , 2012
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	May 15, 2012
Mark A. Edwards