Form 10-K/A
period 2011-12-31
DR. TATTOFF, INC.
filed 2012-05-23
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Dr. Tattoff, Inc. is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on March 29, 2012 (the “Annual Report”), as amended by Amendment No. 1 to the Annual Report, as filed on April 25, 2012 (“Amendment No. 1”), to file Exhibits 31.1 and 31.2 to Amendment No. 1 to the Annual Report. There are no changes to the disclosures in the Annual Report, including the financial statements filed therein.  There are no changes to the disclosures in Amendment No. 1, except that this Amendment No. 2 files Exhibits 31.1 and 31.2 that were omitted from Amendment No. 1.

Item 15. Exhibits, Financial Statement Schedules

(a)           Exhibits:

 The following exhibits have been filed as a part of this Amendment No. 2.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

	By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date: May 22, 2012