Form 10-Q
period 2012-06-30
DR. TATTOFF, INC.
filed 2012-08-14
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 31, 2012 was 16,935,995.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

June 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DR. TATTOFF, INC.
 CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,311	$110,787
Management fee due from related party	266,962	283,923
Prepaid expenses and other current assets	64,462	45,680
Total current assets	363,735	440,390

Property and equipment, net	1,074,320	928,904
Other assets	92,970	69,850

Total assets	$1,531,025	$1,439,144

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$678,950	$439,298
Accrued expenses and other liabilities	369,296	224,238
Warrant liability	9,900	12,065
Related party payable	-	20,095
Deferred revenue	374,377	184,967
Accrued compensation	189,228	130,711
Notes payable, current portion	206,767	99,371
Capital lease obligations, current portion (related party)	64,900	68,333
Total current liabilities	1,893,418	1,179,078

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion (related party)	140,030	167,805
Notes payable, net of current portion	294,148	154,681
Deferred rent	41,663	38,361
Total liabilities	2,369,259	1,539,925

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $.0001 par value, 75,000,000 authorized, 15,355,382 and 14,727,344 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,536	1,473
Additional paid-in capital	4,868,667	4,465,307
Accumulated deficit	(5,708,437)	(4,567,561)

Total shareholders’ deficit	(838,234)	(100,781)

Total liabilities and shareholders’ deficit	$1,531,025	$1,439,144

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues from related party	$713,030	$733,477	$1,434,007	$1,371,277
Owned clinic revenues	77,045	7,385	120,572	7,385
	790,075	740,862	1,554,579	1,378,662
Operating costs and expenses
Clinic operating expenses	561,620	405,618	1,082,281	722,514
General and administrative expenses	535,060	792,928	1,183,985	1,494,607
Marketing and advertising	132,922	125,638	258,670	278,524
Depreciation and amortization	66,706	55,936	133,699	94,740

Loss from operations	(506,233)	(639,258)	(1,104,056)	(1,211,723)

Interest expense, net	15,926	17,991	37,225	29,493
Other income	-	9	1,205	684

Loss from operations before provisions for income taxes	(522,159)	(657,240)	(1,140,076)	(1,240,532)

Provision for income taxes	800	800	800	800

Net loss	$(522,959)	$(658,040)	$(1,140,876)	$(1,241,332)

Basic and diluted net loss per share applicable to common shareholders	$(.03)	$(.05)	$(.08)	$(.10)

Weighted average common shares outstanding – basic and diluted	15,341,854	12,944,697	15,001,848	12,778,279

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

BALANCE - December 31, 2011	14,727,344	$1,473	$4,465,307	$(4,567,561)	$(100,781)

Sale of common stock	606,610	60	297,180	-	297,240
Exercise of common stock options	21,428	3	7,897	-	7,900
Stock compensation expense	-	-	28,183	-	28,183
Beneficial conversion feature on convertible notes	-	-	10,000	-	10,000
Warrants issued with convertible notes	-	-	60,100	-	60,100
Net loss	-	-	-	(1,140,876)	(1,140,876)

BALANCE – June 30, 2012 (unaudited)	15,355,382	$1,536	$4,868,667	$(5,708,437)	$(838,234)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,140,876)	$(1,241,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,699	94,740
Amortization of debt discount to interest	2,921	-
Stock compensation expense	28,183	192,703
Consulting services paid for in stock and warrants	-	38,575
Change in fair value of warrant liabilities	(2,165)	(684)
Changes in operating assets and liabilities:
Management fee due from related party	16,961	(66,331)
Prepaid expenses and other current assets	40,983	(10,603)
Other assets	(27,080)	(20,272)
Accounts payable	239,652	265,513
Accrued expenses and other liabilities	145,058	(22,771)
Deferred revenue	189,410	40,873
Related party payable	(20,095)	(8,669)
Accrued compensation	58,517	35,333
Deferred rent	3,302	(1,179)
Net cash used in operating activities	(331,530)	(704,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(177,365)	(540,560)
Net cash used in investing activities	(177,365)	(540,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(31,208)	(25,432)
Principal payments on notes payable	(43,513)	(15,399)
Proceeds from sale of common stock	297,240	-
Proceeds from issuance of convertible notes	200,000	-
Proceeds from exercise of stock options	7,900	89,746
Cash received from stock subscription receivable	-	61,000
Net cash provided by financing activities	430,419	109,915

Net decrease in cash and cash equivalents	(78,476)	(1,134,750)

Cash and cash equivalents – beginning of period	110,787	1,856,671

Cash and cash equivalents – end of period	$32,311	$721,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$28,857	$3,890
Taxes	800	800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$97,790	$118,495
Financing of insurance premiums	$59,765	$56,296

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.          ORGANIZATION AND NATURE OF OPERATIONS

Organization

Dr. Tattoff, Inc., a Florida corporation formed in 2004, directly, and through its wholly owned subsidiary, DRTHC I, LLC, a Delaware limited liability company (collectively with Dr. Tattoff, Inc., the “Company”), operates clinics and provides marketing and practice management services to licensed physicians who primarily perform laser tattoo removal services.  The Company currently operates clinics in Dallas and Houston, Texas and provides services under a management services agreement with a contracting physician at four Southern California locations whereby the Company provides management, administrative, marketing and support services, insurance, and equipment at the clinical site.  The contracting physician’s medical personnel provide laser tattoo and hair removal services.

In February 2008, the Company completed a reverse merger with Lifesciences, Inc., a “public shell” company, and became a Securities and Exchange Commission (“SEC”) registrant (the “Merger”).  The Company filed Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, but failed to file any Forms 10-Q or 10-K subsequently.  On March 16, 2010, the Company filed a Form 15 with the SEC to terminate its registration under Section 12(g) of the Exchange Act.  Upon the filing of the Form 15, the Company’s obligation to file periodic and other reports with the SEC was immediately suspended. On December 7, 2011 the Company filed a registration statement on Form 10 with the SEC to register its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which became effective on February 6, 2012.

Increase in Authorized Shares and Reverse Stock Split

In February 2011, the Company amended its Articles of Incorporation to increase the number of authorized shares to 28,571,429 consisting of 25,714,286 shares of common stock, par value $.0001 per share and 2,857,143 shares of preferred stock.  Series of preferred stock may be created and issued from time to time, with such designations, preferences, rights and restrictions as shall be stated in resolutions adopted by the Board of Directors.  In June 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares to 77,857,143 consisting of 75,000,000 shares of common stock, par value $.0001 per share and 2,857,143 shares of preferred stock.

In February 2012, the Company amended its Articles of Incorporation to effect a 1-for-7 reverse stock split. Earnings per share amounts, weighted average common shares outstanding, shares issued and outstanding, exercise prices, and fair value per share amounts for all periods have been adjusted to reflect the Company’s 1-for-7 reverse stock split.  Par value per share was unchanged with the difference between the originally calculated par value of issued and outstanding shares and the adjusted amounts reclassified to additional paid-in capital for all periods.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.  At June 30, 2012, the Company has accumulated losses approximating $5,708,000, and has not yet produced operating income or positive cash flows from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consolidation Policy

The Company has various contractual relationships with William Kirby D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases, and guarantees.  The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation.  The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk.  The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses.  Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives.  Therefore the results of William Kirby D.O., Inc. are not consolidated into the results of the Company

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Current Assets

Management fee due from related party	$266,962	$283,923

Non-Current Assets
Assets under capital lease, net	51,504	74,844
Current Liabilities
Related party payable	-	20,095
Capital lease obligations, current portion	64,900	68,333
Long-Term Liabilities
Capital lease obligations, net of current portion	140,030	167,805

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

Dr. Tattoff, Inc. formed a wholly owned subsidiary, DRTHC I, LLC in April 2012 that will be responsible for the operations of some of the new clinics that the Company has and will establish.  Our consolidated financial statements include the accounts of DRTHC I, LLC.

NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of Dr. Tattoff, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2011.  The balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

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

The fair values of other financial instruments, which consist primarily of the Company’s derivative liabilities, were estimated utilizing a Black-Scholes option-pricing model, a level 3 measurement, as further described in Note 7, “Equity.”

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are profitable.  As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic.  There were no impairments of long-lived assets at June 30, 2012 and December 31, 2011.

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

Revenue Recognition

Currently, the majority of the Company’s revenues are derived from management services provided to William Kirby D.O., Inc., a related party, for our non-owned clinics.  The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the management services agreement with William Kirby, D.O., Inc. - See Note 6, “Related Party Transactions”) with no upfront fees paid by William Kirby D.O., Inc.  The management services agreement with William Kirby D.O., Inc. covers all of the Company’s California locations.

Under the management service agreement with William Kirby D.O., Inc., there is no right to refund or rejection of services.  The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Management services fees are paid by the contracting physician to the Company on a bi-weekly basis as earned, which is when the Company has substantially performed management services pursuant to the terms of the management services agreement with William Kirby D.O., Inc.

The Company owns and operates the Dallas and Houston locations directly, not pursuant to a management services agreement with a physician.  Accordingly, patients contract with the Company and pay for the services they receive directly to the Company.  The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments.  Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying balance sheets and amounted to approximately $374,000 at June 30, 2012 and $185,000 at December 31, 2011.

Patients who purchase tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying statements of operations.  The Company recognized accrued expense of approximately $16,000 and $7,000 as of June 30, 2012 and December 31, 2011, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred.  For the six month periods ended June 30, 2012 and 2011, advertising expense was approximately $130,000 and $202,000, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards.  The Company has provided a 100% valuation allowance on such deferred tax asset at June 30, 2012 and December 31, 2011.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10.  As of June 30, 2012, the open tax years of the Company were 2007 to 2011.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.  Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Net loss available to common stockholders (numerator)	$(522,959)	$(658,040)	$(1,140,876)	$(1,241,332)

Weighted average shares outstanding (denominator)	15,341,854	12, 944,697	15,001,848	12,778,279

Basic and diluted EPS	$(.03)	$(.05)	$(.08)	$(.10)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	June 30,

	2012	2011
Common stock options	950,490	909,418

Warrants	811,080	215,987

	1,761,570	1,125,405

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases.  Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term.  As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur.  Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured.  The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying balance sheets and approximated $42,000 at June 30, 2012 and $38,000 at December 31, 2011.

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

Substantially all of the Company’s revenues for the six months ended June 30, 2012 and 2011 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics.  If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician.  Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all.  The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3.          PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Equipment	$1,220,680	$1,095,657
Furniture and fixtures	79,196	74,070
Leasehold improvements	597,120	452,114
	1,896,996	1,621,841
Less accumulated depreciation and amortization	(822,676)	(692,937)
	$1,074,320	$928,904

Depreciation and amortization expense was approximately $67,000 and $56,000 for the three months ended June 30, 2012 and 2011 respectively and $134,000 and $95,000 for the six months ended June 30, 2012 and 2011, respectively.

Assets under capital leases (gross) were approximately $511,000 at June 30, 2012 and December 31, 2011, respectively.  Amortization expense recorded for the assets under capital leases amounted to approximately  $10,000 and $12,000 for the three months ended June 30, 2012 and 2011 respectively and $23,000 and $29,000 for the six months ended June 30, 2012 and 2011, respectively.  Accumulated amortization of assets under capital leases was approximately $459,000 and $436,000 at June 30, 2012 and December 31, 2011, respectively.

NOTE 4.                 NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Financed insurance premiums	$39,051	$3,460
Equipment promissory notes	329,043	250,592
Secured senior subordinated convertible promissory notes	200,000	-
	568,094	254,052
Less unamortized discount	(67,179)	-
Less current portion	(206,767)	(99,371)
	$294,148	$154,681

Financed Insurance Premiums

In January 2012, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice insurance for a period of 12 months.  The note, in the principal amount of $15,565, bears interest at approximately 8.50% per annum, and is repayable in 10 monthly installments of $1,618.  The note matures in November 2012.  The balance outstanding on the note was $7,919 and $0 at June 30, 2012 and December 31, 2011, respectively.

In March 2012, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of 12 months.  The note, in the principal amount of $44,200, bears interest at approximately 4.87% per annum, and is repayable in 10 monthly installments of $4,519.  The note matures in January 2013.  The balance outstanding on the note was $31,132 and $0 at June 30, 2012 and December 31, 2011, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241. The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $46,890 and $52,819 at June 30, 2012 and December 31, 2011, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $76,964 and $83,442 at June 30, 2012 and December 31, 2011, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $600.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $12,066 and $14,837 at June 30, 2012 and December 31, 2011, respectively.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $96,299 and $99,494 at June 30, 2012 and December 31, 2011, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $36,904 and $0 at June 30, 2012 and December 31, 2011, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas. The note, in the principal amount of $59,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $2,683. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $59,920 and $0 at June 30, 2012 and December 31, 2011, respectively.

Secured Senior Subordinated Convertible Promissory Notes

In May 2012, the Company issued $200,000 of secured senior convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions. The notes bears interest at 12% per annum, payable quarterly, and are due at maturity. The notes mature in May 2014 and are secured by a first priority lien on the ownership interest of the Company in its wholly owned subsidiary DRTHC I, LLC.  The balance outstanding on the notes was $200,000 and $0 at June 30, 2012 and December 31, 2011, respectively. As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 250,000 shares of the Company’s Common Stock at an exercise price of $.75 per share. The relative fair values of the warrants at the time of issuance, determined by management to be $60,700 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .72%; volatility of 72% and expected dividend yield of zero. The notes also contained a beneficial conversion feature determined by management to be $10,000 in the aggregate which was recorded as a debt discount and will be amortized to interest expense over the term of the notes. Amortization of the debt discount was $2,921 for the six months ended June 30, 2012.

The following table sets forth the future maturities of the Company’s outstanding notes payable:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
2012	$132,181	$99,371
2013	146,299	99,536
2014	269,539	40,727
2015	20,075	14,418
Total	$568,094	$254,052

NOTE 5.          CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018	$145,803	$154,735

$69,200 capital lease obligation on equipment. The lease bears interest at 14.95% per annum, is payable monthly in principal and interest installments of $1,644 and matures in May 2013	16,804	25,051

$57,750 capital lease obligation on equipment. The lease bears interest at 9.15% per annum, is payable monthly in principal and interest installments of $1,203 and matures in May 2013	12,647	19,113

$72,375 capital lease obligation on equipment. The lease bears interest at 9.11% per annum, is payable monthly in principal and interest installments of $2,123 and matures in April 2014	29,676	37,239

Total minimum lease payments	204,930	236,138
Less current maturities	(64,900)	(68,333)
Long-term portion	$140,030	$167,805

The future minimum capital lease payments are as follows:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
2012	$46,043	$92,087
2013	72,149	72,149
2014	40,934	40,934
2015	32,443	32,443
2016	32,443	32,443
Thereafter	45,954	45,954
Total minimum lease payments	269,966	316,010
Unamortized discount	(9,141)	(11,216)
Less amount representing interest	(55,895)	(68,656)
Present value of minimum lease payments	204,930	236,138
Less current maturities	(64,900)	(68,333)
Long-term portion	$140,030	$167,805

NOTE 6.          RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management services agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo and hair removal services.  The agreement covers four laser centers in southern California operated by the Company.  The Company had a $266,962 and $283,923 receivable due from William Kirby D.O., Inc. at June 30, 2012 and December 31, 2011, respectively.

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

Lease Guarantees

William Kirby, D.O., Inc. is the named lessee under the leases for the clinics located in Beverly Hills and Encino, California.  Dr. Kirby personally guaranteed the lessee’s obligations under these leases.  On July 21, 2011, the Company transferred its operations from a clinic located in Irvine, California to a clinic located in Santa Ana, California.  William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Irvine, California, and Dr. Kirby personally guaranteed the lessee’s obligations under such lease.  The Company is the named lessee under the lease for the clinics located in Montclair and Santa Ana, California and the lease for the clinics in Dallas and Houston, Texas.

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

Related Party Payable

Related party payable consists of amounts due to William Kirby, D.O., Inc. under the medical directors agreement and management services agreement. The balance outstanding at June 30, 2012 included $0 due on the medical directors agreement and $0 due on the management services agreement.  The balance outstanding at December 31, 2011 included $20,095 due on the medical directors agreement and $0 due on the management services agreement.

NOTE 7.          EQUITY

Common Stock

In March 2012, the Company sold 606,610 shares of common stock in a private placement for aggregate gross proceeds of $297,240.  Of the shares sold, 337,428 were sold to members of the Company’s management or board of directors and other Company affiliates, representing gross proceeds of $165,340.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012 (audited)	909,418	$.3687	$.3687
Granted (unaudited)	62,500	.49	.49
Exercised (unaudited)	(21,428)	.3687	.3687
Forfeited or Expired (unaudited)	–	–	–
Outstanding at June 30, 2012 (unaudited)	950,490	$.3767	$.3767

Exercisable at June 30, 2012 (unaudited)	269,765	$.3757	$.3757
Vested and expected to vest at June 30, 2012 (unaudited)	950,490	$.3787	$.3767

The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 was $0.

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

In connection with issuance of the secured senior subordinated convertible notes in a private placement in May 2012 (described above), the Company issued fully vested warrants to purchase 250,000  shares of the Company’s common stock at a purchase price of $.75 per share.  The warrants expire on May 31, 2017.  Warrants to purchase 250,000 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .72%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $60,700 and the convertible notes issues in the offering.  Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying balance sheets.

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011 (audited)	269,558	$1.28	2.9
Granted (unaudited)	553,305	.67	4.8
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(11,783)	8.75	-
Exercisable at June 30, 2012 (unaudited)	811,080	$.66	4.1

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
56,974	$.37-8.75	2012	$.77
18,390	.37-5.60	2013	2.40
128,840	.37	2015	.37
53,571	.59	2016	.59
553,305	.59-.75	2017	.67
811,080	$.37-8.75		$.66

NOTE 8.          COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its Beverly Hills and Encino, California clinics and the Irvine, California office from William Kirby, D.O., Inc, a related party.  William Kirby D.O is the named lessee under these leases that expire through 2013 and Dr. William Kirby personally guaranteed the lessee’s obligations under these leases.  The Company leased its clinics located in Santa Ana and Montclair, California, and Dallas and Houston, Texas from unrelated third parties, which expire through 2017.  In June 2012, the Company entered into a lease with an unrelated third party for a clinic in Phoenix, Arizona, which expires in 2017 and is presently in development.  Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows at June 30, 2012:

2012 (six months)	$194,933
2013	340,212
2014	286,877
2015	297,468
2016	197,189
Thereafter	73,295
$1,389,974

Rent expense relating to related party leases for the three months ended June 30, 2012 and June 30, 2011 approximated $53,000 and $50,000, respectively and $95,000 and $96,000 for the six months ended June 30, 2012 and 2011 respectively.  Rent expense related to third party leases for the three months ended June 30, 2012 and June 30, 2011 approximated $52,000 and $4,000, respectively and $93,000 and $6,000 for the six months ended June 30, 2012 and 2011 respectively.

NOTE 9.         SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these consolidated financial statements have been issued.

In July 2012, the Company sold 1,580,613 shares of common stock in a private placement for aggregate gross proceeds of $774,500.  In connection with the financing, the investors received five-year warrants exercisable for 790,306 shares of common stock at a price of $0.595 per share, subject to adjustment.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, cash flows and results of operations. MD&A is organized as follows:

Overview.  This section provides a brief description of the Company’s business and operating plans.

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and six-month periods ending June 30, 2012 and 2011.

Liquidity and Capital Resources.  This section provides an analysis of the Company’s cash flows for the six months ending June 30, 2012 and 2011, as well as a discussion of the Company’s outstanding commitments as of June 30, 2012.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Significant Accounting Policies.  This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application.  All of the Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in Part I of this report.

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.  The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law.  We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician.  This arrangement is structured to comply with a California state limitation on the corporate practice of medicine.  In addition, we own and operate two clinics, one located in Dallas, Texas and the other in Houston, Texas.  We have executed a lease agreement and expect to have commenced tenant improvements for an additional clinic we will own and operate in Phoenix, Arizona.  We expect to commence operations at the Phoenix clinic in later half of 2012.  We are in negotiations with prospective landlords for additional clinic locations which we intend to open as soon as practicable, subject to the availability of financial resources to do so.  As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics.  Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms our clinics and our facilities refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of over 139,000 procedures to more than 18,000 patients during our operating history.  Our first clinic opened in Beverly Hills, California in July 2004. We opened our fourth clinic in southern California in February 2011, our fifth clinic in Dallas, Texas in June 2011 and our sixth clinic in Houston, Texas in June 2012.

Our source of revenues through June 30, 2012, consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 4.5% for the six months ended June 30, 2012.  Advertising costs were approximately 7.0% of our revenue in the six months ended June 30, 2012.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business.  Fee for service receipts of William Kirby D.O., Inc., less refunds, have increased by approximately $223,000 for the six months ended June 30, 2012 when compared to the same period of the prior year.  Of this increase, approximately $174,000 is a result of opening of a new clinic in February 2011.  Our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc., also increased.  The cost of employee compensation (including Dr. Kirby’s compensation) decreased by approximately $11,000 for the six months ended June 30, 2012 when compared to the same period of the prior year. The increase in service fees was the primary factor in an improvement in the financial performance of William Kirby, D.O., Inc. in the first six months of 2012 when compared to the comparable period of the prior year and has resulted in a cash basis profit for William Kirby D.O., Inc. in the first half of 2012. In the event that William Kirby D.O., Inc. incurs losses, then it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

Funds from operations from the Dallas clinic we opened in June 2011 and the Houston clinic we opened in June 2012 serve as an additional source of revenue.  In connection with our Dallas and Houston clinics, we entered into a consulting physician agreement with Pandora Laser Services, PLLC, pursuant to which Dr. Alpesh Desai, the sole member of Pandora Laser Services, or other physicians engaged by Pandora Laser Services provide to our Dallas and Houston clinics (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

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

With respect to our clinics, the amount of revenue generated by a clinic, whether for the Company directly (with respect to our Texas locations) or for William Kirby, D.O., Inc. (with respect to our California locations) is primarily a function of the size and characteristics of the tattoo and the area of the body to be treated for hair reduction, less any refunds and credit card fees.  Under our management services agreement with William Kirby, D.O., Inc., our management services fee is based on a percentage of the contracting physician’s gross revenues.  The costs of operating our California clinics are predominantly fixed or have a relatively small variable component, principally supplies.  As a result, the contracting physician’s procedure volume can have a significant impact on our level of profitability since we operate under a fixed percentage of gross revenues arrangement.  With respect to the clinics we operate directly (currently just in Texas), the costs of operating our clinics, not only include those that are fixed or have a relatively small variable component, principally supplies, but also include the expenses related to the personnel to staff the clinics.  Here too, the procedure volume can have a significant impact on our level of profitability since many of the costs are relatively fixed.

Management measures volume in “encounters,” which includes a visit to the clinic whether or not a purchase is made, and telephone sales.  Management believes this measurement best represents the variable resource requirements, primarily staff time, and because other measures would be difficult and expensive to implement with little added benefit.

Our management service fees are affected by a number of factors, including but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo and hair removal industry.  The majority of patients, approximately 85%, pay for services using a debit or credit card or outside financing agencies whose services our contracting physician offers. Historically, the outside financing agencies our contracting physician uses offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback.  In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician.  Our contracting physician offers a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds were less than 0.5% of our contracting physician’s gross revenue in the six months ended June 30, 2012.  Refunds and chargebacks result in a reduction of our management fee.  Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Effective marketing is an integral factor in our ability to generate patients and service fees for William Kirby, D.O., Inc. and ultimately our management service fees and revenue from our owned clinics.  Our marketing efforts have traditionally focused on our website and its placement on search engines, email campaigns directed towards existing patients, and word of mouth referral.  The purpose of our marketing is to educate prospective patients about the advantages of laser tattoo and laser/IPL hair removal compared to alternatives and to attract them to our clinics.

Gift certificate sales represented approximately 0.3% of William Kirby, D.O., Inc.’s gross revenue in the six months ended June 30, 2012.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee. We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics has not been significant to date.

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

Our operating costs and expenses include:

●
clinic operating expenses, including rent, utilities, parking and related costs to operate the clinics, laser equipment, maintenance costs, supplies, non-medical staff expenses for managed clinics and all staff expenses for owned locations and insurance;

●	marketing and advertising costs including marketing staff expense and the cost of outside advertising;
●	general and administrative costs, including corporate staff expense and other overhead costs; and
●	depreciation and amortization of equipment and leasehold improvements.

We currently anticipate opening at least one additional clinic in Phoenix, Arizona in later half of 2012, and may open additional clinics in Texas, Georgia and Arizona in the fourth quarter of 2012 and during 2013 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and the Three Months Ended June 30, 2011

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

Three Months Ended
	June 30, 2012	June 30, 2011

Revenues	100%	100%
Clinic operating expenses	71%	55%
General & administrative expenses	68%	107%
Marketing and advertising	17%	17%
Depreciation & amortization	8%	8%
Loss from operations	(64)%	(86)%

Interest expense and other	(2)%	(2)%
Net loss	(66)%	(88)%

Revenues. Revenues increased by approximately $49,000, or 7%, to approximately $790,000 for the three months ended June 30, 2012 compared to approximately $741,000 for the three months ended June 30, 2011.  Encounters increased by 2,492 from 8,198 to 10,690 or 30%.  New clinics accounted for 1,875 encounters, or approximately 75% of the increase.  The average fee per encounter paid by patients decreased approximately 12% in the quarter ended June 30, 2012 when compared to the quarter ended June 30, 2011.

Clinic Operating Expenses.  Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operating expenses increased by 39% in the aggregate and increased to 71% as a percentage of revenues to approximately $562,000 for the three months ended June 30, 2012 versus approximately $406,000 for the three months ended June 30, 2011.  Expenses of two new clinics opened in 2011 accounted for an increase of approximately $167,000, offset by a small decrease in other expenses resulting in a net change of approximately $156,000.

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on Internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $133,000 for the three months ended June 30, 2012, compared to approximately $126,000 for the three months ended June 30, 2011, an increase of approximately $7,000.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses decreased by approximately $258,000 to approximately $535,000 for the three months ended June 30, 2012 when compared to $793,000 in the comparable period of the prior year.  Of this decrease, compensation expense accounted for approximately $176,000. In June 2011, we recognized $192,000 in stock compensation expense related to stock and stock option grants to management and members of our Board of Directors. Stock compensation expense in the three months ended June 30, 2012 was $16,000. Professional fees decreased by $49,000 mainly due to a decrease in legal fees associated with our public filings.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment owned or held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 19% in the aggregate to approximately $67,000 for the three months ended June 30, 2012 versus approximately $56,000 for the three months ended June 30, 2011.  The depreciation and amortization increase was primarily related to the opening of two new clinics and the relocation of a clinic in 2011.

Interest Expense.  Interest expense for the three months June 30, 2012 decreased by 11% in the aggregate and 2% as a percentage of revenue to approximately $16,000 compared to approximately $18,000 for the three months ended June 30, 2011.

Comparison of the Six Months Ended June 30, 2012 and the Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Six Months Ended
	June 30, 2012	June 30, 2011

Revenues	100%	100%
Clinic operating expenses	70%	52%
General & administrative expenses	76%	108%
Marketing and advertising	17%	20%
Depreciation & amortization	9%	6%
Loss from operations	(71)%	(88)%

Interest expense and other	(2)%	(2)%
Net loss	(73)%	(90)%

Revenues. Revenues increased by approximately $176,000, or 13%, to approximately $1,555,000 for the six months ended June 30, 2012 compared to approximately $1,379,000 for the six months ended June 30, 2011.  Encounters increased by 5,258 from 15,679 to 20,937 or 34%.  New clinics accounted for 3,950 encounters, or approximately 75% of the increase.  The average fee per encounter paid by patients decreased approximately 9% in the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.

Clinic Operating Expenses.  Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operating services expenses increased by 50% in the aggregate and increased to 70% as a percentage of revenues to approximately $1,082,000 for the six months ended June 30, 2012 versus approximately $723,000 for the six months ended June 30, 2011.  Of this increase of approximately $359,000, approximately 82% or $295,000 was related to two clinics which were opened during the first half of 2011 and were in operation for the full six months of 2012.  Labor and labor related costs increased by approximately $107,000, accounting for 30% of the total increase in clinic operating expenses.  Rent, utilities and parking increased by approximately $74,000 accounting for approximately 21% of the increase in total clinic operating expense.  This increase is principally related to the opening of two new locations in 2011 and the relocation of our Orange County, California location.

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on Internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $259,000 for the six months ended June 30, 2012, compared to approximately $279,000 for the six months ended June 30, 2011, a decrease of approximately $20,000.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses decreased by approximately $311,000 to approximately $1,184,000 for the six months ended June 30, 2012 when compared to $1,495,000 in the comparable period of the prior year. Of this decrease, compensation expense accounted for approximately $164,000. In June 2011, we recognized $192,000 in stock compensation expense related to stock and stock option grants to management and members of our Board of Directors Stock compensation expense in the six months ended June 30, 2012 was $28,000. Professional fees decreased by $233,000 mainly due to a decrease in legal fees associated with our public filings. The Company incurred additional expense relating to fundraising efforts of $37,000,  director’s fees increased by $25,000, and supplies and rent expense accounted for  the majority of the difference.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment owned or held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 41% in the aggregate to approximately $134,000 for the six months ended June 30, 2012 versus approximately $95,000 for the six months ended June 30, 2011.  The depreciation and amortization increase was primarily related to the opening of two new clinics and the relocation of a clinic during the first half of 2011.  A new laser acquired in the third quarter of 2011 and an expansion of our telephone system installed in the fourth quarter of 2011 also contributed to the increase in depreciation and amortization.

Interest Expense.  Interest expense for the six months June 30, 2012 increased by 26% in the aggregate and 2% as a percentage of revenue to approximately $37,000 compared to approximately $29,000 for the six months ended June 30, 2011.  In February 2011, we financed a laser for our Montclair, California clinic and in May 2011, we financed a laser for our Dallas, Texas clinic.  The interest expense on these two notes accounted for the increase in interest expense in the first half of 2012 when compared to the comparable period of the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $78,000 at June 30, 2012 when compared to December 31, 2011. Cash used in operations was approximately $332,000, cash using in investing activities was approximately $177,000, and cash provided by financing activities as approximately $430,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital.  The six months ended June 30, 2012 and 2011 reflected net cash used in operating activities of $332,000 and $704,000, respectively.  While our clinics (both managed and owned) were able to generate positive cash flow from operations during the six months ended June 30, 2012 and 2011, they were unable to generate enough positive cash flow to cover our overhead expenses, including the substantial professional fees we have incurred to become a public reporting company and file reports required of such companies.

Net cash used in investing activities for the six months ended June 30, 2012 and 2011, respectively, was $177,000 and $540,000, reflecting purchases of property and equipment.  Our purchases of property and equipment in the first half of 2012 are principally related to the clinic we have opened in June 2012 in Houston, Texas.  Our purchases in 2011 were principally related to the development of our clinics in Montclair, California and Dallas, Texas.

Net cash from financing activities for the six months ended June 30, 2012 was approximately $430,000 primarily consisting of the proceeds of the sale of equity securities in private placements in March 2012 of $297,000 and cash received from the issuance of secured senior convertible debt in a private placement of $200,000 in May 2012, reduced by principal payments made on capital lease obligations and notes payable.

The Company intends to use its available resources to open additional clinics.  We have historically experienced significant negative cash flow from operations and we expect to continue to experience significant negative cash flow from operations in the near future as we open new clinics.  Accordingly, we expect to raise additional capital to fund our current operations and future expansion through the sale of equity securities and/or the issuance of debt.  We have been successful in raising small amounts of debt for equipment financing, but our financial condition and history of losses limits our ability to issue debt.  If we are unable to raise additional equity capital, then we will not be able to grow our revenue and eliminate our operating losses.  If that were to occur, management would attempt to reduce its professional fees, salaries, advertising and other costs and reduce operating cash requirements.  The Company currently intends to raise additional capital and continue opening additional clinics but there can be no assurance that it will be successful.  We do not have any bank or other credit facilities.

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

Fair Value Measurements.  The Company estimates its derivative liabilities using a Black-Scholes option pricing model using such inputs as management deems appropriate.  The BlackScholes option pricing model requires the use of input assumptions, including expected volatility, expected life, expected dividend rate and expected risk-free rate of return.  The assumptions for expected volatility and expected life are the two assumptions that significantly affect the fair value.  Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective.  Because there is no trading market for the Company’s common stock or any of its warrants or other derivative liabilities, the Company cannot calculate actual volatility.  Management has estimated volatility by selecting a group of companies, deemed by management to be similar.  Changes in fair value estimates may have a material impact on the measurement of derivative liabilities.

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

We have identified the policies set forth in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements as significant to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations are discussed throughout MD&A, where such policies affect our reported and expected financial results.  In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the discussion set forth in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements addresses our most significant accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and principal financial officer, after evaluating the scope and effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective as of June 30, 2012 because of the Company’s limited resources and limited number of employees.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the six months ended June 30, 2012.  The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness.  The securities are deemed restricted securities for purposes of the Securities Act.

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

4.1*	Form of Secured Senior Convertible Promissory Note issued in a private placement in May 2012
4.2*	Pledge and Security Agreement among Dr. Tattoff, Inc., certain holders and U.S. Bank National Association dated May 31, 2012
4.3*	Collateral Agency Agreement among Dr. Tattoff, Inc., certain holders and U.S. Bank National Association dated May 31, 2012
4.4*	Form of Common Stock Purchase Warrant issued in connection with the issuance of secured senior convertible promissory notes in a private placement in May 2012.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive Data Files regarding (a) our Balance Sheets as of June 30, 2012 and December 31, 2011, (b) our Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011, (c) our Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011, and (d) the Notes to such Financial Statements.***

*filed herewith.

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

Date:  August 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	August 14, 2012
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	August 14, 2012
Mark A. Edwards

20