Form 10-Q
period 2012-09-30
DR. TATTOFF, INC.
filed 2012-11-14
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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
Beverly Hills, California 90211
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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 31, 2012 was 18,332,803.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

September 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DR. TATTOFF, INC.
 CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$926,030	$110,787
Management fee due from related party	175,244	283,923
Prepaid expenses and other current assets	209,042	45,680
Total current assets	1,310,316	440,390

Property and equipment, net	1,099,434	928,904
Other assets	133,852	69,850

Total assets	$2,543,602	$1,439,144
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$656,171	$439,298
Accrued expenses and other liabilities	431,726	224,238
Warrant liability	1,600	12,065
Related party payable	-	20,095
Deferred revenue	420,373	184,967
Accrued compensation	221,076	130,711
Notes payable, current portion	180,902	99,371
Capital lease obligations to related party, current portion	61,870	68,333
Total current liabilities	1,973,718	1,179,078

LONG-TERM LIABILITIES
Capital lease obligations to related party, net of current portion	130,611	167,805
Notes payable, net of current portion	490,318	154,681
Deferred rent	54,069	38,361
Total liabilities	2,648,716	1,539,925

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $.0001 par value, 75,000,000 authorized, 17,652,729 and 14,727,344 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,766	1,473
Stock subscription receivable	(450)	-
Additional paid-in capital	6,205,647	4,465,307
Accumulated deficit	(6,312,077)	(4,567,561)

Total shareholders’ deficit	(105,114)	(100,781)

Total liabilities and shareholders’ deficit	$2,543,602	$1,439,144

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues from related party	$719,281	$660,260	$2,153,289	$2,031,589
Owned clinic revenues	184,935	39,998	305,507	47,331
	904,216	700,258	2,458,796	2,078,920

Operating costs and expenses
Clinic operating expenses	643,690	434,855	1,725,971	1,157,154
General and administrative expenses	624,714	596,437	1,808,700	2,089,228
Marketing and advertising	145,298	104,467	403,968	385,020
Depreciation and amortization	69,649	70,991	203,348	165,731

Loss from operations	(579,135)	(506,492)	(1,683,191)	(1,718,213)

Interest expense, net	32,805	11,387	70,030	40,879
Other income	(8,300)	(1,300)	(9,505)	(1,984)

Loss before provisions for income taxes	(603,640)	(516,579)	(1,743,716)	(1,757,108)

Provision for income taxes	-	-	800	800

Net loss	$(603,640)	$(516,579)	$(1,744,516)	$(1,757,908)

Basic and diluted net loss per share applicable to common shareholders	$(.04)	$(.04)	$(.11)	$(.14)

Weighted average common shares outstanding – basic and diluted	16,390,335	13,941,982	15,419,241	12,955,787

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional			Total
	Shares	Par Value	Paid-in Capital	Stock Subscription	Accumulated Deficit	Shareholders Deficit

BALANCE - December 31, 2011	14,727,344	$1,473	$4,465,307	$-	$(4,567,561)	$(100,781)

Sale of common stock	2,898,141	290	1,419,798	(450)	-	1,419,638
Exercise of common stock options	21,428	3	7,898	-	-	7,901
Consulting services paid in common stock	5,816	-	2,849	-	-	2,849
Warrants issued for consulting service	-	-	114,800	-	-	114,800
Stock compensation expense	-	-	39,912	-	-	39,912
Beneficial conversion feature on convertible notes	-	-	24,233	-	-	24,233
Warrants issued with convertible notes	-	-	130,850	-	-	130,850
Net loss	-	-	-	-	(1,744,516)	(1,744,516)

BALANCE – September 30, 2012 (unaudited)	17,652,729	$1,766	$6,205,647	$(450)	$(6,312,077)	$(105,114)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,744,516)	$(1,757,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,348	165,731
Amortization of debt discount to interest	14,724	-
Stock compensation expense	39,912	204,825
Consulting services paid for in stock and warrants	117,649	38,575
Change in fair value of warrant liabilities	(10,465)	(1,300)
Changes in operating assets and liabilities:
Management fee due from related party	108,679	(161,572)
Prepaid expenses and other current assets	(103,598)	20,770
Other assets	(69,708)	(30,897)
Accounts payable	216,873	149,938
Accrued expenses and other liabilities	207,488	87,717
Deferred revenue	235,406	158,179
Related party payable	(20,095)	(13,085)
Accrued compensation	90,365	20,859
Deferred rent	15,708	10,486
Net cash used in operating activities	(698,230)	(1,107,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(270,382)	(541,299)
Proceeds received on note receivable	-	25,000
Net cash used in investing activities	(270,382)	(516,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(43,657)	(44,462)
Principal payments on notes payable	(105,027)	(78,395)
Proceeds from sale of common stock	1,419,638	-
Proceeds from issuance of convertible notes	505,000	-
Proceeds from exercise of stock options	7,901	339,746
Cash received from stock subscription receivable	-	61,000
Net cash provided by financing activities	1,783,855	277,889

Net increase (decrease) in cash and cash equivalents	815,243	(1,346,092)

Cash and cash equivalents – beginning of period	110,787	1,856,671
Cash and cash equivalents – end of period	$926,030	$510,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$41,593	$29,279
Taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$97,790	$237,078
Financing of insurance premiums	$59,764	$49,307

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.          ORGANIZATION AND NATURE OF OPERATIONS

Organization

Dr. Tattoff, Inc., a Florida corporation formed in 2004, directly, and through its wholly owned subsidiary, DRTHC I, LLC, a Delaware limited liability company (collectively with Dr. Tattoff, Inc. the “Company”), operates clinics and provides marketing and practice management services to licensed physicians who primarily perform laser tattoo removal services.  The Company currently operates clinics in Dallas and Houston, Texas and provides services under a management services agreement with a contracting physician at four Southern California locations whereby the Company provides management, administrative, marketing and support services, insurance, and equipment at the clinical site.  The contracting physician’s medical personnel provide laser tattoo and hair removal services.

In February 2008, the Company completed a reverse merger with Lifesciences, Inc., a “public shell” company, and became a Securities and Exchange Commission (“SEC”) registrant (the “Merger”).  The Company filed Form 10-Q for the quarters ended March 31, 2008 and September 30, 2008, but failed to file any Forms 10-Q or 10-K subsequently.  On March 16, 2010, the Company filed a Form 15 with the SEC to terminate its registration under Section 12(g) of the Exchange Act.  Upon the filing of the Form 15, the Company’s obligation to file periodic and other reports with the SEC was immediately suspended. On December 7, 2011 the Company filed a registration statement on Form 10 with the SEC to register its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which became effective on February 6, 2012.

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.  At September 30, 2012, the Company has accumulated losses approximating $6,312,000, and has not yet produced operating income or positive cash flows from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Current Assets

Management fee due from related party	$175,244	$283,923

Non-Current Assets
Assets under capital lease, net	45,808	74,844
Current Liabilities
Related party payable	-	20,095
Capital lease obligations, current portion	61,870	68,333
Long-Term Liabilities
Capital lease obligations, net of current portion	130,611	167,805

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

The Company’s financial instruments include cash and cash equivalents, prepaid expenses and other current assets, security deposits, accounts payable, accrued expenses and other liabilities, deferred revenue, accrued compensation, capital lease obligations and notes payable.  Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are profitable.  As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic.  There were no impairments of long-lived assets at September 30, 2012 and December 31, 2011.

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

The Company owns and operates the Dallas and Houston locations directly, not pursuant to a management services agreement with a physician.  Accordingly, patients contract with the Company and pay for the services they receive directly to the Company.  The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments.  Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets and amounted to approximately $420,000 at September 30, 2012 and $185,000 at December 31, 2011.

Patients who purchase tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying statements of operations.  The Company recognized accrued expense of approximately $21,000 and $7,000 as of September 30, 2012 and December 31, 2011, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred.  For the nine months periods ended September 30, 2012 and 2011, advertising expense was approximately $212,000 and $269,000, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards.  The Company has provided a 100% valuation allowance on such deferred tax asset at September 30, 2012 and December 31, 2011.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10.  As of September 30, 2012, the open tax years of the Company were 2008 to 2011.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.  Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net loss available to common stockholders (numerator)	$(603,640)	$(516,579)	$(1,744,516)	$(1,757,908)

Weighted average shares outstanding (denominator)	16,390,335	13,941,982	15,419,241	12,955,787

Basic and diluted EPS	$(.04)	$(.04)	$(.11)	$(.14)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	September 30,

	2012	2011

Common stock options	1,011,190	1,587,531

Warrants	2,683,828	215,987

	3,695,018	1,803,518

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases.  Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term.  As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur.  Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured.  The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $54,000 at September 30, 2012 and $38,000 at December 31, 2011.

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

A significant amount of the Company’s revenues for the nine months ended September 30, 2012 and 2011 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics.  If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician.  Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all.  The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3.                      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Equipment	$1,255,844	$1,095,657
Furniture and fixtures	85,279	74,070
Leasehold improvements	648,891	452,114
	1,990,014	1,621,841
Less accumulated depreciation and amortization	(890,580)	(692,937)
	$1,099,434	$928,904

Depreciation and amortization expense was approximately $70,000 and $71,000 for the three months ended September 30, 2012 and 2011, respectively and $203,000 and $166,000 for the nine months ended September 30, 2012 and 2011, respectively.

Assets under capital leases (gross) were approximately $511,000 at September 30, 2012 and December 31, 2011, respectively.  Amortization expense recorded for the assets under capital leases amounted to approximately $6,000 and $28,000 for the three months ended September 30, 2012 and 2011, respectively, and $29,000 and $57,000 for the nine months ended September 30, 2012 and 2011, respectively.  Accumulated amortization of assets under capital leases was approximately $465,000 and $436,000 at September 30, 2012 and December 31, 2011, respectively.

NOTE 4.          NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Financed insurance premiums	$21,104	$3,460
Equipment promissory notes	285,476	250,592
Secured senior subordinated convertible promissory notes	505,000	-
	811,580	254,052
Less unamortized discount	(140,360)	-
Less current portion	(180,902)	(99,371)
	$490,318	$154,681

Financed Insurance Premiums

In February 2011, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of 12 months.  The 2011 note, in the principal amount of $34,000, bore interest at approximately 4.40% per annum, and was repayable in 10 monthly installments of $3,468.  The note matured in January 2012.  The balance outstanding on the note was $0 and $3,460 at September 30, 2012 and December 31, 2011, respectively.

In January 2012, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice insurance for a period of 12 months.  The note, in the principal amount of $15,565, bears interest at approximately 8.50% per annum, and is repayable in 10 monthly installments of $1,618.  The note matures in November 2012.  The balance outstanding on the note was $3,202 and $0 at September 30, 2012 and December 31, 2011, respectively.

In March 2012, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of 12 months.  The note, in the principal amount of $44,200, bears interest at approximately 4.87% per annum, and is repayable in 10 monthly installments of $4,519.  The note matures in January 2013.  The balance outstanding on the note was $17,902 and $0 at September 30, 2012 and December 31, 2011, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241. The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $43,857 and $52,819 at September 30, 2012 and December 31, 2011, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $63,910 and $83,442 at September 30, 2012 and December 31, 2011, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $600.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $10,646 and $14,837 at September 30, 2012 and December 31, 2011, respectively.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $80,207 and $99,494 at September 30, 2012 and December 31, 2011, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $33,977 and $0 at September 30, 2012 and December 31, 2011, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas.  The note, in the principal amount of $59,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $2,683. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $52,879 and $0 at September 30, 2012 and December 31, 2011, respectively.

Secured Senior Subordinated Convertible Promissory Notes

In May 2012, the Company issued $200,000 of secured senior convertible promissory notes.  In August 2012, the Company issued $255,000 of secured senior convertible promissory notes and in September 2012, the Company issued $50,000 of secured senior convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions. The notes bear interest at 12% per annum, payable quarterly, and are due at maturity. The notes mature in May 2014 and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC.  The balance outstanding on the notes was $505,000 and $0 at September 30, 2012 and December 31, 2011, respectively. As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 631,250 shares of the Company’s Common Stock at an exercise price of $.75 per share. The relative fair values of the warrants at the time of issuance, determined by management to be $152,800 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .52-.72%; volatility of 72% and expected dividend yield of zero.  The notes also contained a beneficial conversion feature determined by management to be $24,233 in the aggregate which was recorded as a debt discount and will be amortized to interest expense over the term of the notes.  Amortization of the debt discount was $11,803 for the three months ended September 30, 2012 and $14,724 for the nine months ended September 30, 2012.

The following table sets forth the future maturities of the Company’s outstanding notes payable:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
2012	$70,668	$99,371
2013	146,298	99,536
2014	574,539	40,727
2015	20,075	14,418
Total	$811,580	$254,052

NOTE 5.          CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018	$142,729	$154,735

$69,200 capital lease obligation on equipment. The lease bears interest at 14.95% per annum, is payable monthly in principal and interest installments of $1,644 and matures in May 2013	12,445	25,051

$57,750 capital lease obligation on equipment. The lease bears interest at 9.15% per annum, is payable monthly in principal and interest installments of $1,203 and matures in May 2013	11,541	19,113

$72,375 capital lease obligation on equipment. The lease bears interest at 9.11% per annum, is payable monthly in principal and interest installments of $2,123 and matures in April 2014	25,767	37,239

Total minimum lease payments	192,481	236,138
Less current maturities	(61,870)	(68,333)
Long-term portion	$130,611	$167,805

The future minimum capital lease payments are as follows:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
2012	$28,132	$92,087
2013	72,149	72,149
2014	40,934	40,934
2015	32,443	32,443
2016	32,443	32,443
Thereafter	45,954	45,954
Total minimum lease payments	252,055	316,010
Unamortized discount	(8,086)	(11,216)
Less amount representing interest	(51,488)	(68,656)
Present value of minimum lease payments	192,481	236,138
Less current maturities	(61,870)	(68,333)
Long-term portion	$130,611	$167,805

NOTE 6.          RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management services agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo and hair removal services.  The agreement covers four laser centers in southern California operated by the Company.  The Company had a $175,244 and $283,923 receivable due from William Kirby D.O., Inc. at September 30, 2012 and December 31, 2011, respectively.

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

Related Party Payable

Related party payable consists of amounts due to William Kirby, D.O., Inc. under the medical directors agreement and management services agreement. At September 30, 2012, no amounts were unpaid. The balance outstanding at December 31, 2011 included $20,095 due on the medical directors agreement and $0 due on the management services agreement.

NOTE 7.          EQUITY

Common Stock

In March 2012, the Company sold 606,610 shares of common stock in a private placement for aggregate gross proceeds of $297,240.  Of the shares sold, 337,428 were sold to members of the Company’s management or board of directors and other Company affiliates, representing gross proceeds of $165,340.    In July 2012, the Company sold 1,580,613 shares of common stock in a private placement for aggregate gross proceeds of $774,500.  In August 2012, the Company sold 444,693 shares of common stock in a private placement for aggregate gross proceeds of $217,898.    In September 2012, the Company sold 266,225 shares of common stock in a private placement for aggregate gross proceeds of $130,450.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2011 (audited)	909,418	$.3687	$.2230
Granted (unaudited)	123,200	.49	.3287
Exercised (unaudited)	(21,428)	.3687	.1825
Forfeited or expired (unaudited)	-	-	-
Outstanding at September 30, 2012 (unaudited)	1,011,190	.3835	.2367

Exercisable at September 30, 2012 (unaudited)	258,023	$.3856	$.2394
Vested and expected to vest at September 30, 2012 (unaudited)	1,011,190	$.3835	$.2367

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 was $2,600

Warrants

In connection with the sale of common stock in a private placement in March 2012 (described above), the Company issued fully vested warrants to purchase 303,305 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on April 2, 2017. Warrants to purchase 168,714 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.03%; volatility of 70% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $79,500 and the common stock sold in the offering. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in May 2012, the Company issued fully vested five year warrants to purchase 250,000 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on May 31, 2017. Warrants to purchase 250,000 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .72%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $60,700 and the convertible notes issues in the offering. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with the sale of common stock in a private placement in July 2012 (described above), the Company issued fully vested warrants to purchase 790,306 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on July 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .60%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $210,800 and the common stock sold in the offering. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with the sale of common stock in a private placement in August 2012 (described above), the Company issued fully vested warrants to purchase 222,346 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on August 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .59%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $59,300 and the common stock sold in the offering. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in August 2012, the Company issued fully vested five year warrants to purchase 318,750 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on August 31, 2017. Warrants to purchase 318,750 shares were issued to third party investors in connection with their participation in the private placement. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .51%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $77,000 and the convertible notes issues in the offering. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with the sale of common stock in a private placement in September 2012 (described above), the Company issued fully vested warrants to purchase 133,113 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on September 30, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $35,500 and the common stock sold in the offering. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In August 2012 the Company issued fully vested warrants to purchase 400,000 shares of the Company’s common stock at a purchase price of $.49 per share in exchange for consulting services to be delivered over a twelve month period.  The warrants expire on August 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero.  The estimated fair value of the warrants at issuance of $114,800 was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets, $105,233 was included in prepaid expenses and $9,567 was recognized as consulting expense and included in general and administrative expense.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in September 2012, the Company issued fully vested five year warrants to purchase 62,500 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on September 30, 2017. Warrants to purchase 62,500 shares were issued to a member of the board of directors in connection with their participation in the private placement. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $15,100 and the convertible notes issues in the offering. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2012:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011 (audited)	269,558	$1.28	2.9
Granted (unaudited)	2,480,320	.62	4.8
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(66,050)	1.86	-
Exercisable at September 30, 2012 (unaudited)	2,683,828	.63	4.7

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
2,707	$8.75	2012	$8.75
18,390	.37-5.60	2013	2.40
128,840	.37	2015	.37
53,571	.59	2016	.59
2,480,320	.59-.75	2017	.62
2,683,828	.37-8.75		.63

NOTE 8.          COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its Beverly Hills and Encino, California clinics and the Irvine, California office from William Kirby, D.O., Inc, a related party.  William Kirby D.O is the named lessee under these leases that expire through 2013 and Dr. William Kirby personally guaranteed the lessee’s obligations under these leases.  The Company leased its clinics located in Santa Ana and Montclair, California, and Dallas and Houston, Texas from unrelated third parties, which expire through 2017.  In June 2012, the Company entered into a lease with an unrelated third party for a clinic in Phoenix, Arizona, which expires in 2017. In August 2012, the Company entered into a lease with an unrelated third party for a clinic in Sherman Oaks, California, which expires in 2017 and is presently in development. The Company is relocating the clinic presently in Encino, California to Sherman Oaks, California.  Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows at September 30, 2012:

2012 (nine months)	$129,208
2013	421,414
2014	370,517
2015	383,616
2016	285,922
Thereafter	162,421

$1,753,098

Rent expense relating to related party leases for the three months ended September 30, 2012 and September 30, 2011 approximated $48,000 and $48,000, respectively, and $144,000 and $147,000 for the nine months ended September 30, 2012 and September 30, 2011.  Rent expense related to third party leases for the three months ended September 30, 2012 and September 30, 2011 approximated $56,000 and $55,000, respectively, and $148,000 and $63,000 for the nine months ended September 30, 2012 and September 30, 2011.

NOTE 9.          SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these consolidated financial statements have been issued.

In Oct 2012, the Company sold 680,074 shares of common stock in a private placement for aggregate gross proceeds of $333,236. In connection with the financing, the investors received five-year warrants exercisable for 340,037 shares of common stock at a price of $0.595 per share, subject to adjustment.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and nine-month periods ending September 30, 2012 and 2011.

Liquidity and Capital Resources.  This section provides an analysis of the Company’s cash flows for the nine months ending September 30, 2012 and 2011, as well as a discussion of the Company’s outstanding commitments as of September 30, 2012.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.  The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law.  We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician.  This arrangement is structured to comply with a California state limitation on the corporate practice of medicine.  In addition, we own and operate three clinics, in Dallas, Texas, and Houston, Texas and are opening shortly a new clinic in Phoenix, Arizona.  We are in negotiations with prospective landlords for additional clinic locations which we intend to open as soon as practicable, subject to the availability of financial resources to do so.  As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics.  Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms our clinics and our facilities refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of over 168,000 procedures to more than 21,000 patients during our operating history.  Our first clinic opened in Beverly Hills, California in July 2004.  We opened our fourth clinic in southern California in February 2011, our fifth clinic in Dallas, Texas in June 2011 and our sixth clinic in Houston, Texas in June 2012.  Our seventh clinic located in Phoenix, Arizona is expected to open in November 2012.

Our source of revenues through September 30, 2012, consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 4.0% for the nine months ended September 30, 2012.  Advertising costs were approximately 6.0% of our revenue for the nine months ended September 30, 2012.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business.  Receipts of William Kirby D.O., Inc., less refunds, have increased by approximately $335,000 for the nine months ended September 30, 2012 when compared to the same period of the prior year.  Of this increase, approximately $185,000 is a result of opening of a new clinic in February 2011 which was performing better in 2012 than during its startup stage in 2011.  Our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc., also increased. Dr. Kirby’s staff compensation remained unchanged for the nine months ended September 30, 2012 when compared to the same period of the prior year.  The increase in service fees was the primary factor in an improvement in the financial performance of William Kirby, D.O., Inc. in the first nine months of 2012 when compared to the comparable period of the prior year and has resulted in a cash basis profit for William Kirby D.O., Inc. in the first nine months of 2012.  In the event that William Kirby, D.O. Inc. incurs losses, then it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

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

Our management service fees are affected by a number of factors, including but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo and hair removal industry.  The majority of patients, approximately 85%, pay for services using a debit or credit card or outside financing agencies whose services our contracting physician offers. Historically, the outside financing agencies our contracting physician uses offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback.  In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician.  Our contracting physician offers a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds were less than 0.9% of our contracting physician’s gross revenue in the nine months ended September 30, 2012.  Refunds and chargebacks result in a reduction of our management fee.  Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Gift certificate sales represented approximately 0.3% of William Kirby, D.O., Inc.’s gross revenue in the nine months ended September 30, 2012.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee. We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics have not been significant to date.

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

We currently anticipate opening one additional clinic in Phoenix, Arizona in fourth quarter of 2012, and may open additional clinics in Texas, Georgia, Florida and Arizona in 2013 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

We require substantial capital to fund our growth and will continue to seek substantial amounts of capital to effectuate our business plan.  We have experienced significant negative cash flow from operations to date, and we expect to continue to experience negative cash flow in the near future.  Our inability to generate sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition.  If we are not able to raise additional funds, we will be forced to significantly curtail or cease our operations.  See “Liquidity and Capital Resources” below for additional information.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and the Three Months Ended September 30, 2011

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended
	September 30, 2012	September 30, 2011

Revenues	100%	100%
Clinic operating expenses	71%	62%
General & administrative expenses	69%	85%
Marketing and advertising	16%	15%
Depreciation & amortization	8%	10%
Loss from operations	(64%)	(72%)

Interest expense and other	(3%)	(2%)
Net loss	(67%)	(74%)

Revenues. Revenues increased by approximately $204,000, or 29%, to approximately $904,000 for the three months ended September 30, 2012 compared to approximately $700,000 for the three months ended September 30, 2011.  Encounters increased by 2,512 from 8,506 to 11,018 or 30%.  New clinics accounted for 1,789 encounters, or approximately 71% of the increase.  The average fee per encounter paid by patients decreased approximately 14% in the quarter ended September 30, 2012 when compared to the quarter ended September 30, 2011.

Clinic Operating Expenses.  Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operating expenses increased by 48% in the aggregate and increased to 71% as a percentage of revenues to approximately $644,000 for the three months ended September 30, 2012 versus approximately $435,000 for the three months ended September 30, 2011.  Of this increase of approximately $209,000, approximately 67% or $140,000 was related to new clinics. Labor and labor related costs increased by approximately $47,000, accounting for 22% of the total increase in clinic operating expenses.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses increased by approximately $29,000 to approximately $625,000 for the three months ended September 30, 2012 when compared to $596,000 in the comparable period of the prior year.

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on Internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $145,000 for the three months ended September 30, 2012, compared to approximately $104,000 for the three months ended September 30, 2011, a increase of approximately $41,000.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment owned or held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses decreased by 2% in the aggregate to approximately $70,000 for the three months ended September 30, 2012 versus approximately $71,000 for the three months ended September 30, 2011.

Interest Expense.  Interest expense for the three months September 30, 2012 increased by 200% in the aggregate and to 3% as a percentage of revenue to approximately $33,000 compared to approximately $11,000 for the three months ended September 30, 2011.  In May 2011, we financed a laser for our Dallas, Texas clinic and at the end of June 2012 we financed a laser for our Houston, Texas clinic. We issued convertible debt in the amount of $305,000 in the quarter ending September 30, 2012.  The additional interest for new debt was $9,000.  The interest expense on these three notes and additional convertible debt accounted for the increase in interest expense in the quarter.

Comparison of the Nine months Ended September 30, 2012 and the Nine months Ended September 30, 2011

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Nine Months Ended
	September 30, 2012	September 30, 2011

Revenues	100%	100%
Clinic operating expenses	70%	56%
General & administrative expenses	74%	101%
Marketing and advertising	16%	19%
Depreciation & amortization	8%	8%
Loss from operations	(68%)	(83%)

Interest expense and other	(3%)	(2%)
Net loss	(71%)	(85%)

Revenues. Revenues increased by approximately $380,000, or 18%, to approximately $2,459,000 for the nine months ended September 30, 2012 compared to approximately $2,079,000 for the nine months ended September 30, 2011.  Encounters increased by 7,810 from 24,185 to 31,995 or 32%.  New clinics accounted for 5,739 encounters, or approximately 73% of the increase.  The average fee per encounter paid by patients decreased 16% the same in the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011.

Clinic Operating Expenses.  Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operating services expenses increased by 49% in the aggregate and increased to 70% as a percentage of revenues to approximately $1,726,000 for the nine months ended September 30, 2012 versus approximately $1,157,000 for the nine months ended September 30, 2011.  Of this increase of approximately $569,000, approximately 82% or $465,000 was related to new clinics.  Labor and labor related costs increased by approximately $155,000, accounting for 27% of the total increase in clinic operating expenses.  Rent, utilities and parking increased by approximately $73,000 accounting for approximately 13% of the increase in total clinic operating expense.

General and Administrative Expenses. General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management. Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors. General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions. General and administrative expenses decreased by approximately $280,000 to approximately $1,809,000 for the nine months ended September 30, 2012 when compared to $2,089,000 in the comparable period of the prior year. Professional fees decreased by $316,000 mainly due to a decrease in legal fees associated with our public filings.

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on Internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $404,000 for the nine months ended September 30, 2012, compared to approximately $385,000 for the nine months ended September 30, 2011, a increase of approximately $19,000.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment owned or held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 22% in the aggregate to approximately $203,000 for the nine months ended September 30, 2012 versus approximately $166,000 for the nine months ended September 30, 2011.  The depreciation and amortization increase was primarily related to the opening of two new clinics.  A new laser acquired in the third quarter of 2011 and an expansion of our telephone system installed in the fourth quarter of 2011 also contributed to the increase in depreciation and amortization.

Interest Expense.  Interest expense for the nine months September 30, 2012 increased by 71% in the aggregate and to 3% as a percentage of revenue to approximately $70,000 compared to approximately $41,000 for the nine months ended September 30, 2011.  In February 2011, we financed a laser for our Montclair, California clinic, in May 2011, we financed a laser for our Dallas, Texas clinic and at the end of June 2012 we financed a laser for our Houston, Texas clinic.  The interest expense on these three notes accounted for the increase in interest expense in the nine months of 2012 when compared to the comparable period of the prior year. We issued convertible debt in the amount of $305,000 in the quarter ending September 30, 2012.  The additional interest for new debt was $11,000.  The interest expense on these three notes and additional convertible debt accounted for the increase in interest expense in the third quarter of 2012 when compared to the comparable period of the prior year.

Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $815,000 at September 30, 2012 when compared to December 31, 2011. During the nine months ended September 30, 2012, cash used in operations was approximately $698,000, cash used in investing activities was approximately $270,000, and cash provided by financing activities was approximately $1,784,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital.  During the nine months ended September 30, 2012 and 2011, net cash used in operating activities was approximately $698,000 and $1,108,000, respectively.  While our clinics were able to generate positive cash flow from operations during the nine months ended September 30, 2012 and 2011, they were unable to generate enough positive cash flow to cover our overhead expenses, including the substantial professional fees we have incurred to become a public reporting company and file reports required of such companies.

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011, respectively was $270,000 and $516,000, reflecting purchases of property and equipment.  Our purchases of property and equipment in the first nine months of 2012 are principally related to the clinic we have opened in June 2012 in Houston, Texas and are opening in November 2012 in Phoenix, Arizona.  Our purchases in 2011 were principally related to the development of our clinics in Montclair, California and Dallas, Texas.

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $1,784,000 primarily consisting of the proceeds of the sale of equity securities in private placements in March, July, August and September 2012 of $1,420,000 and cash received from the issuance of secured senior convertible debt in a private placement of $505,000 in May, August and September 2012, reduced by principal payments made on capital lease obligations and notes payable.

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

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and principal financial officer, after evaluating the scope and effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2012.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the nine months ended September 30, 2012.  The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness.  The securities are deemed restricted securities for purposes of the Securities Act.

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

In April 2012, two members of the Board of Directors exercised stock options of 10,714 shares each, generating gross proceeds of $7,901.

In July 2012, the Company sold 1,580,613 shares of common stock in a private placement for aggregate gross proceeds of $774,500.  In connection with the financing, the investors received five-year warrants exercisable for 790,306 shares of common stock at a price of $0.595 per share, subject to adjustment.

In August 2012, the Company sold 444,693 shares of common stock in a private placement for aggregate gross proceeds of $217,898.  In connection with the financing, the investors received five-year warrants exercisable for 222,346 shares of common stock at a price of $0.595 per share, subject to adjustment.

In September 2012, the Company sold 266,225 shares of common stock in a private placement for aggregate gross proceeds of $130,450.  In connection with the financing, the investors received five-year warrants exercisable for 133,113 shares of common stock at a price of $0.595 per share, subject to adjustment.

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
101*
Interactive Data Files regarding (a) our Balance Sheets as of September 30, 2012 and December 31, 2011, (b) our Statements of Operations for the Three and Nine months ended September 30, 2012 and 2011, (c) our Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011, and (d) the Notes to such Financial Statements.***

*filed herewith.

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

Date:  November 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	November 14, 2012
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	November 14, 2012
Mark A. Edwards