Form 10-K
period 2012-12-31
DR. TATTOFF, INC.
filed 2013-03-25
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As there is no market for our common stock as of March 1, 2013, the aggregate market value of the common stock held by non-affiliates (15,864,801 shares) cannot been determined.

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of March 1, 2013 was 18,368,503 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1. Business.

General

We currently operate or provide management services to eight laser tattoo and hair removal clinics located in Texas, Arizona and California, all of which operate under our registered trademark “Dr. Tattoff.”  Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.

We own and operate clinics in Dallas and Houston, Texas, and in Phoenix, Arizona, and we provide management services to four clinics located in southern California pursuant to a management services agreement.  The management services arrangement is structured to comply with a California state law limitation on the corporate practice of medicine.  As we expand into other states, applicable state law will determine whether we operate, or provide management services to, our new clinics.  Within this framework, we are seeking to establish Dr. Tattoff as the first nationally branded laser tattoo and hair removal business.

We have supported the provision of almost 200,000 procedures to more than 20,000 patients during our operating history.  Our first clinic opened in Beverly Hills, California in July 2004.  We opened two clinics in 2011, two clinics in 2012, and a clinic in Sugar Land, Texas (a suburb of Houston) in March 2013. We have executed leases for additional clinics in Atlanta, Georgia and Ft. Worth and Sugar Land, Texas that we intend to open as soon as practicable and may open additional clinics in Texas, Georgia, Florida and Arizona in 2013.

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

On March 16, 2010, we filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate our registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Upon the filing of the Form 15, our obligation to file periodic and other reports with the SEC was immediately suspended.  However, at the time of filing, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodic and other reports with the SEC, as we had not filed any quarterly reports on Form 10-Q, annual reports on Form 10-K or other reports since our quarterly report on Form 10-Q for the period ending June 30, 2008.

On February 6, 2012, a registration statement on Form 10 that we filed with the SEC under Section 12(g) of the Exchange Act became effective.  Accordingly, we are currently subject to the reporting requirements of the Exchange Act, and the rules and regulations thereunder, and are required to file annual, quarterly and current reports, proxy statements and other information with the SEC.  We are current with all of our required filings as of December 31, 2012.  However, our Common Stock is currently not registered under the Securities Act or under the securities laws of any state and any sales of our Common Stock would have to comply with a relevant state or federal exemption.

On February 21, 2012, we filed an amendment to our Articles of Incorporation with the Florida Department of State, Division of Corporations, to effect a seven-for-one reverse stock split. Pursuant to the reverse stock split, (i) each shareholder received one share of our common stock in exchange for every seven existing shares, rounded up to the nearest whole number, and (ii) our authorized shares of common stock and preferred stock were reduced proportionately to 25,714,286 shares and 2,857,143 shares, respectively. All presentations of share count included herein have been adjusted to reflect the reverse split. On June 25, 2012, we filed an amendment to our Articles of Incorporation with the Florida Department of State, Division of Corporations, to increase the maximum number of authorized shares to 77,857,143, consisting of 75,000,000 shares of common stock and 2,857,143 shares of preferred stock.

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

Our clinics offer a free consultation to all prospective tattoo removal patients to determine, in part, the number of treatments required for the effective removal of a tattoo.  Factors influencing this determination include skin type, tattoo location and tattoo color/size.  Licensed medical professionals make this determination using the Kirby-Desai Scale, a scale developed by Dr. William Kirby and Dr. Alpesh Desai.  Dr. Kirby is a member of our Board of Directors and the owner of William Kirby, D.O., Inc., which is the entity through which laser services are provided at our California clinics.  Dr. Desai is the owner of Pandora Laser Services, PLLC, which provides physician services to our Dallas and Houston clinics.  The Kirby-Desai Scale was first published in the March 2009 issue of The Journal of Clinical and Aesthetic Dermatology.  To our knowledge, the Kirby-Desai Scale is the only published medically-based scale in existence that estimates the requisite number of laser treatments for effective tattoo removal.

The average tattoo requires approximately ten treatments spaced at least seven weeks apart to achieve effective removal.  Each treatment is generally performed in 30 seconds to five minutes, depending on size, and is administered by a licensed medical professional with physician oversight in compliance with applicable law.  For the twelve months ending December 31, 2012, our clinics provided more than 28,000 laser tattoo treatments, for a combined average of approximately 19 laser tattoo removal treatments per operating day.

Pricing for tattoo removal services is based primarily on the size of the tattoo.  Our clinics offer a variety of package discounts to prospective patients and satisfaction guarantees for tattoo removal services performed.  For the twelve months ended December 31, 2012 the average cost for a package of ten laser tattoo removal treatments offered at our clinics was approximately $1,000.

Laser Hair Removal

The laser hair removal services offered at our clinics are performed by licensed medical professionals using laser and/or Intense Pulse Light, or IPL, devices.  In each case, the process involves the destruction of the hair follicle with light based heat and can cause minor discomfort.

Our clinics offer a free consultation to all prospective hair removal patients to determine the number of treatments required for the effective removal of hair.  Factors influencing this determination include the location of hair on the body, hormone levels and genetic disposition for hair growth.  Effective hair removal requires an average of seven to nine treatments spaced three to six weeks apart.  Each treatment is generally performed in five to 30 minutes depending on the area being treated, and is administered by a licensed medical professional with physician oversight in compliance with applicable state law.  For the twelve months ended December 31, 2012, our clinics provided almost 11,000 hair removal treatments, for a combined average of more than seven laser hair removal treatments per operating day.

Pricing for hair removal services conducted at our clinics is based on the size of the area being treated.  Our clinics offer a variety of package discounts to prospective patients and satisfaction guarantees for the hair removal services performed.  For the twelve months end December 31, 2012 the average cost for a package of seven to nine hair removal treatments offered at our clinics was approximately $800.

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

In connection with our owned clinics, we have entered into consulting physician agreements with physicians located in the cities where the clinics are located to provide our clinics with (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal law.

We have executed lease agreements for one additional clinic in Atlanta, Georgia and one additional clinic in Ft. Worth, Texas, both of which we intend to open by the end of the second quarter of 2013.  We may open additional clinics in Texas, Georgia, Florida and Arizona in 2013.  As we expand into other states, applicable state law will govern the structure of the provision of services in our new clinics.

Clinic Equipment

Our clinics typically include one or more laser procedure rooms, private examination rooms and patient waiting areas.  Each clinic is equipped with lasers and/or IPL devices in addition to air chilling devices, computer systems and standard office equipment.  The lasers and IPL devices currently used at our Beverly Hills and Santa Ana clinics, as well as the laser used for hair removal in our Dallas clinic, are leased or owned by William Kirby, D.O., Inc. pursuant to capitalized leases/finance agreements with various third party financing sources.  In addition, under the management services agreement, we have the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price equal to the amount outstanding, if any, under the applicable capitalized lease/finance agreement.  The lasers used in our Montclair, Dallas, Phoenix and Houston clinics for tattoo removal were purchased by us pursuant to a financing arrangement with the manufacturer.  The laser used in our Montclair clinic for hair removal is owned by us with no encumbrance.  The laser used in our Sherman Oaks clinic for hair removal was acquired by us pursuant to a financing agreement with a third party financing source.  With respect to our future clinics, we intend to purchase lasers pursuant to financing arrangements with third party financing sources or manufacturers.

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

We hire and employ appropriately licensed staff providing non-physician medical services at our Dallas, Houston and Phoenix clinics.  Such professionals provide services at our clinics and are subject to the physician oversight provided by consulting physicians that we have entered into contracts with for each state.  As we expand into other states, applicable law will govern our arrangements with the professionals providing services in our new clinics.

Industry

Laser Tattoo Removal

Laser tattoo removal is an elective, private pay procedure performed on an outpatient basis. According to the February 23, 2012 Harris Poll #16, the estimated percentage of the general population with one or more tattoos ranged from 10% to 20% in the United States, varying by region. In addition, according to a 2010 Pew Research Center report entitled “The Millennials: Confident. Connected. Open to Change,” the following percentages of the population in the United States have at least one tattoo, by age group:

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

●
“Medi-Spa” Providers. These companies offer laser tattoo removal services as one of many aesthetic services, including cosmetic injectables, skin tightening/rejuvenation treatments, skin peels, microdermabrasion and facials.

●	Specialists. These companies offer tattoo removal as a specialty.

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

Differentiated Services and Business Strategy

Our objective is to position the Company as the first nationally branded laser tattoo and hair removal business.  We differentiate the services offered at our clinics from those offered by our competitors by:

●
Focusing solely on laser tattoo and hair removal.  Historically, laser tattoo and hair removal services account for approximately 75% and 25% of our clinics’ revenues, respectively.  The vast majority of businesses that compete with our clinics offer a wide variety of services, as opposed to limiting their respective businesses to laser tattoo and hair removal.  We believe that the significant experience and expertise we acquire by focusing exclusively on laser tattoo and hair removal services gives us a competitive advantage.  The staff at each of our clinics is exposed to an average of 25-40 patients per operating day.  We believe that this exposure provides our staff with a rapid and focused education, resulting in greater knowledge, and in turn, greater efficiency of operations.  We believe that the credibility, name brand recognition and expertise we gain with our specialty focus will ultimately outweigh the benefits of “cross selling” other services to existing patients and attracting new patients seeking a wider variety of services.

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

●
Marketing.  The most common media outlet used to locate and research the services offered at our clinics is the Internet.  Efforts are ongoing to maintain and expand our Internet presence, including online advertising campaigns, social networking and website development.  We also employ traditional media to market our Company and the services provided at our clinics, including but not limited to outdoor, print, radio and television advertising.  In addition, our clinics benefit from the celebrity of Dr. William Kirby, a member of our Board of Directors, who, in addition to being widely regarded as one of the leading authorities on laser tattoo removal, is a widely recognized personality in reality television.

●
Advisory Committee.  We have constituted a Medical Advisory Board consisting of leading dermatologists.  We anticipate that our Medical Advisory Board will be instrumental in recruiting and maintaining top medical talent as we expand into new markets.  Following are the individuals serving on our Medical Advisory Board:

Alpesh Desai, D.O.
David E. Cohen, M.D.
Neil Swanson, M.D.
Tejas Desai, D.O.
Brian Berman, M.D.

●
Expansion.  Based on our population and demographic analysis, we expect our future clinics to be located in areas geographically central to high concentrations of our target demographic.  Our initial expansion focus is on large metropolitan markets that can support multiple clinic locations with favorable demographics, regulatory environments and competitive landscapes. We are currently evaluating new clinic sites in Texas, Georgia, Florida and Arizona, and we have identified over 40 other viable markets in the United States for expansion.  We estimate the cash requirements for each new clinic to be approximately $300,000, to be applied toward various start-up costs, including leasehold improvements, marketing expenses, equipment acquisition, supplies and personnel.

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

Revenue Sources

Our source of revenues through December 31, 2012 consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our Board of Directors, is the sole shareholder of William Kirby, D.O., Inc.  A description of the management services agreement and two other agreements we entered into with William Kirby, D.O., Inc. and Dr. Kirby are set forth below. Our agreement with William Kirby, D.O., Inc. is structured to comply with a California state law limitation on the corporate practice of medicine.

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

●
Fee:  A management services fee to the Company for 2012 of 70.3% of the gross revenues of William Kirby, D.O., Inc.  The management fee was verified by The Mentor Group, Inc., a third party valuation firm, as being reflective of the fair market value of the services provided by the Company under the agreement in light of the time, cost, expense and business risk incurred by the Company thereunder, and is subject to adjustment to ensure the fee is reflective of fair market value based on an annual review performed by the parties and a written report from a third party valuation expert.  To be sustainable, any adjustment reducing the fee must not result in a fee so low that the Company is not compensated for its direct expenses of providing the services and its indirect expenses (general and administrative expense) or that the Company is not reasonably compensated for the business risks that it takes.  Further, to be sustainable, any adjustment increasing the fee cannot result in a fee so high that William Kirby D.O., Inc. would not be able to cover its expenses, nor can it result in Company profits being substantially higher than firms offering similar services.

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

Outside of California

Funds from operations from our Dallas, Houston and Phoenix clinics serve as an additional source of revenue.  We own and operate our Dallas, Houston and Phoenix clinics in compliance with relevant state law.  We entered into a consulting physician agreements with physicians in those states, pursuant to which the consulting physician or other physicians engaged by the consulting physician provide our clinics with (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

Following are certain of the material terms of the consulting physician agreements:

●
Duties of Consulting Physicians: Includes, among other duties, reviewing and evaluating personnel performing services at the clinics; conducting audits of the tattoo and laser hair removal operations of the clinic; reporting all adverse reactions and customer complaints to the Company’s management; conducting education and training of the clinic’s staff; assisting with the development of clinic policies; and evaluating safety and effectiveness of treatments offered at the clinic.  Pursuant to the agreement, the consulting physician or a designated alternate physician must be available in person or telephonically at all times during the clinic’s business hours for consultation with clinic personnel.  Additionally, the consulting physician is required to work with us to develop written protocols for the performance of laser procedures at the clinic and to maintain and annually review such protocols.

●	Fees: An annual rate of $60,000, payable in equal monthly installments for the initial clinic covered with lower rates for additional clinics in the same geographic area.

●	Term: An initial term of one year, with automatic renewal for one year terms thereafter.

●	Restrictive Covenants: Pursuant to the consulting physician agreement the consulting physician and any alternate physician are subject to certain non-solicitation and non-competition covenants.

Intellectual Property

We own the rights to the registered trademark Dr. Tattoff® and the registered logo for Dr. Tattoff and have granted a non-exclusive license to use these rights to William Kirby, D.O., Inc. in compliance with applicable California state law.  We have not granted any such license to any other person.  We continually seek to protect our intellectual property.

Employees

As of December 31, 2012, we employed 38 persons, 25 of whom were full-time employees.  As of December 31, 2012, William Kirby, D.O., Inc. employed 26 persons, 9 of whom were full time.

Government Regulation

Certain of the Federal and state laws and regulations impacting our business and the services provided at our current and future clinics are set forth below.  As we expand into new jurisdictions, we will analyze and constantly reevaluate our compliance with applicable Federal, state and local law.

●
Corporate Practice of Medicine. Certain states, including California, impose restrictions related to the practice of medicine by business entities.  To comply with relevant California state law, we entered into a management services agreement with William Kirby, D.O., Inc.  To comply with relevant state laws in our other locales, we have entered into a consulting physician agreement with consulting physicians.  See “Revenue Sources – California” and “Revenue Sources – Outside of California” above for a description of the management services agreement and the consulting physician agreements.  See “California Restriction on the Corporate Practice of Medicine” below for a description of applicable California state law.

●
Licensing.  Certain state and Federal laws and regulations govern the administration and licensing of the medical and technical staff providing services at our clinics.  Each physician, registered nurse and physician assistant providing professional services at our clinics must, to the extent required by applicable law, hold valid licenses and have the required qualifications and/or experience for such services.  Each person operating lasers at our clinics must, to the extent required by applicable law, hold valid licenses and/or have the required qualifications and/or experience for such services.  Furthermore, these individuals are prohibited from providing services beyond the scope of their licensure and must operate lasers under appropriate supervision. In addition, certain states require that facilities providing laser tattoo and/or laser hair removal services obtain a license.  See “California Regulation of Physician Supervision” below for a description of applicable California state law.

●
Anti-Kickback and Fee Splitting Laws.  The business conducted at our clinics is subject to various state and Federal regulations restricting (i) kickback, rebate or division of fees between physicians and non-physicians, (ii) the manner in which a prospective patient may be solicited, (iii) the receipt or offering of remuneration as an inducement to refer patients and (iv) physician self-referral.  See “California Anti-Kickback and Fee Splitting Laws” below for a description of applicable California state law.

●
FDA Approval.  The lasers used in our clinics are medical devices subject to the jurisdiction of the Food and Drug Administration, or the FDA.  The FDA has established stringent approval requirements applicable to the initial use and new uses of the lasers used in our clinics.

●
Patient Confidentiality.  The maintenance and safeguarding of patient records, charts and other information generated in connection with the provision of professional medical services at our clinics are regulated by confidentiality laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, the California Confidentiality of Medical Information Act (relevant to our California clinics) and similar laws in the other states in which we operate.

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

Item 1A. Risk Factors.

Our business is subject to certain risks, including those described below. If any event described in the following risk factors actually occurs, then our business, results of operations and financial condition could be adversely affected. See “Item 1. Business,” “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data” for additional information concerning these risks.

Risks Related to our Business

A significant majority of our revenues are currently derived from a management services agreement relating to our California clinics.

The revenues from our California clinics, which represent a significant majority of the Company’s revenues, are derived from services provided under a management services agreement with William Kirby, D.O., Inc.  Under the terms of the management services agreement, our management service fee for 2012 was equal to 70.3% of the gross revenues of William Kirby, D.O., Inc., which fee may be adjusted upward or downward on an annual basis to reflect the fair market value of the services provided by us under the agreement.  A downward adjustment of our management services fee could negatively impact our results of operations, cash flows and financial condition.  Furthermore, although we do not own any equity in William Kirby D.O., Inc. and do not economically benefit from any increase in the value of William Kirby, D.O., Inc., if our management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, our operating results, cash flows and financial performance may be adversely affected.  Although our management services agreement provides us with the right to approve (but not select) a replacement contracting physician upon the occurrence of certain pre-determined triggering events (and not at our discretion), we can give no assurance that a qualified replacement will be expeditiously identified and approved.  The termination of our management services arrangement could have a material adverse effect on our financial condition, cash flows and results of operations.

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

Our auditor's opinion expresses doubt about our ability to continue as a “going concern.”

The reports of our independent registered public accounting firm on our December 31, 2012 and 2011 financial statements state that our historical losses raise substantial doubts about our ability to continue as a going concern.  Our ability to continue as a going concern is subject to our ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  If we are unable to raise additional capital, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that we will be able to raise a sufficient amount of funds to continue operations.

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

We may experience a period of rapid growth in the near or distant future.  In June 2011 and again in June 2012, we opened new clinics in Texas, in November 2012 we opened a new clinic in Arizona, we opened another new clinic in a suburb of Houston in March 2013, and expect to open additional clinics in Texas, Georgia, Florida and/or Arizona in 2013.  Significant short-term growth will strain our management, operational, financial and other resources.  Our ability to manage future growth will depend on the implementation, expansion and/or subsequent improvement of a variety of systems, procedures and controls.  Furthermore, we may need to train, motivate and manage newly hired employees and attract senior managers and other professionals in response to, or in anticipation of, any future growth.  Our inability to effectively manage growth could negatively impact our business, financial condition and prospects.

The physicians providing services in our clinics will likely not devote 100% of their time to the Company’s business.

Dr. William Kirby, the sole shareholder of the entity through which our California clinics are operated and a member of our Board of Directors, devotes approximately 10% of his time to (i) treating patients outside of his relationship with us, (ii) research and continuing education, (iii) managing the business affairs of William Kirby, D.O., Inc. and (iv) interviews and other media activities which may or may not benefit our business.  Dr. Kirby splits the balance of his time between supervising the provision of services at our clinics and advising the Company in his capacity as a medical director and a member of our Board of Directors.  We anticipate that all of the other primary physicians with whom we contract, and who assume responsibility for ensuring the overall supervision and operation of our clinics outside of California will similarly devote less than 100% of their time to our business or the provision of services at our clinics.  There is a risk that our contracting physicians will not devote the requisite time to our business or the provision of services at our clinics, thereby adversely effecting our results of operations and financial condition.

The officers and directors of the Company exercise significant control over the Company.

Our officers and directors own approximately 2.4 million (13%) shares of our outstanding common stock as of December 31, 2012.  As stockholders, these individuals may have a significant influence on matters requiring stockholder approval, including the election of directors and the approval of business combinations.  This concentration of ownership also could have the effect of delaying, discouraging or preventing changes of control or changes in management, or limiting the ability of the Company’s other stockholders to approve transactions that they may deem to be in their best interests. Conflicts of interest may arise as a result of such ownership.

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

Although we opened a clinic in Dallas in June 2011, clinics in Houston in June 2012 and March 2013, and a clinic in Phoenix in November 2012 and anticipate expanding our presence into those and other states in 2013, our clinics are geographically concentrated in southern California.  As a result, our results of operations and financial condition are significantly tied to fluctuations in southern California economic conditions.  A downturn in the economic conditions in southern California, or severe weather conditions and natural disasters endemic to southern California, such as earthquakes and floods, could negatively impact our financial condition, results of operations and cash flows.

We derive all of our revenue from laser tattoo and hair removal services.

We derive substantially all of our revenue from laser tattoo and hair removal services which we provide to patients directly in our owned clinics and are provided to patients of William Kirby, D.O., Inc. in California.  We do not have other diversified revenue sources to offset a significant decrease in revenues from the provision of laser tattoo and hair removal services at our clinics.  A decline in the demand for laser tattoo and/or hair removal services generally may result in a reduction in revenues generated at our clinics, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We purchased the lasers used in our Montclair, Dallas, Phoenix and Houston clinics for tattoo removal pursuant to a financing arrangement with the manufacturer.  We purchased the laser used in our Montclair clinic for hair removal with no encumbrance.  We acquired the laser used in our Sherman Oaks clinic for hair removal pursuant to a financing arrangement with a third party financing source.  In the event that we default on our obligations under an outstanding financing agreement, then the underlying equipment may be subject to repossession.  The loss of any such equipment may negatively impact our business.

With respect to our future clinics, we intend to enter into similar financing arrangements with other manufacturers and third party financing sources to provide lasers and certain other necessary equipment to our clinics.  There can be no assurance that such financing will be available to us on terms acceptable to us or at all.  In the event that financing is not available to us on terms acceptable to us, then our ability to acquire the equipment necessary for the provision of services at our clinics would be restricted, which may negatively impact our business.

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

We own the rights to the registered service mark of the name “Dr. Tattoff” and for the logo for Dr. Tattoff.  We license, on a nonexclusive basis, the use of our trademarks to William Kirby, D.O., Inc., the provider of laser tattoo and hair removal services at our California clinics.  We have not granted any such license to any other person.  We may enter into similar arrangements with physicians as we expand.  We will seek to protect our current and future intellectual property and to respect the intellectual property rights of others.  In protecting our intellectual property, we will rely on state and/or Federal law regarding copyright, patents, trademarks and trade secrets.  Furthermore, while we will attempt to ensure that the integrity of our intellectual property rights is maintained through restrictions in the licenses we grant to third parties, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our clinics.  We cannot guarantee that we will succeed in obtaining, registering, policing or defeating challenges to our intellectual property rights or that our licensees will preserve the integrity of our brand.  Any inability to register or otherwise protect our intellectual property rights could harm our business.

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

We currently maintain professional liability insurance, general liability insurance, property insurance, worker’s compensation insurance, employment practices liability and director and officer liability insurance.  Pursuant to our management services agreement with William Kirby, D.O., Inc., we agreed to procure and maintain medical malpractice and comprehensive general liability insurance policies on behalf of William Kirby, D.O., Inc.  In addition, pursuant to the agreement, William Kirby, D.O., Inc. indemnifies the Company and its employees, officers, directors, representatives and agents from damages, liabilities and expenses incurred as a result of any action or omission by William Kirby, D.O., Inc. and its employees and agents.  Pursuant to our standard consulting physician agreement with our consulting physicians, we agreed to procure and maintain medical malpractice insurance on the consulting physician and any alternate physician named under the consulting physician agreement.  In addition, pursuant to the standard agreement, the consulting physician indemnifies the Company and its employees and agents from damages, liabilities and expenses incurred as a result of any action or omission by the consulting physician and its employees and agents.  As we expand, we expect to enter into similar agreements with physicians, in accordance with applicable state law.  However, we cannot guarantee that any particular liability will be covered by insurance or that any judgment or damages will not exceed the limits of coverage.

In addition, the insurance policies obtained by us may not continue to be available to us or, if they are available, they may become too expensive for us to maintain.  Our failure to maintain adequate insurance may have a material adverse effect on our financial condition and results of operations.

We may not be able to enter into or renew a lease for a clinic on favorable terms or at all.

Our clinic which was located in Encino was leased by William Kirby, D.O., Inc. pursuant to lease agreement with third party lessors which terminated on February 28, 2013. We entered into a lease for a new location in Sherman Oaks, approximately 5 miles from the Encino location and we moved to the new location in February 2013.  We have the right, but not the obligation, to use space at each of our current clinics for the provision of management services pursuant to the terms of the management services agreement with William Kirby, D.O., Inc.  We are the named lessee with respect to the lease for our Beverly Hills, Montclair, Sherman Oaks and Santa Ana, California clinics, our Dallas and Houston, Texas clinics, and our Phoenix, Arizona clinic. We expect to be the named lessee under the leases with respect to our future clinics.  The Company may be unable to renew existing leases or enter into new leases on terms acceptable to us or at all.  Higher lease costs could adversely impact our results of operations, cash flows and financial condition.  Failure by a lessor to renew an existing lease could require the relocation of a clinic, which could disrupt our business and require significant capital expenditures for leasehold improvements.

Risks Related to Regulation of our Industry

The Company and the services provided at our clinics are subject to significant regulation.

The healthcare industry is heavily regulated and changes in laws and regulations can be significant. See “Company and Business Overview – Government Regulation” for a description of certain of these laws and regulations.  Many of these laws and regulations are ambiguous, and courts and regulatory authorities have provided limited clarification.  Moreover, state and local laws vary from jurisdiction to jurisdiction.  As we expand, we will need to analyze and constantly reevaluate our compliance with applicable local, state and Federal law.  Our interpretations of applicable law and our business structure could be challenged.  Any failure to comply with applicable law could result in substantial civil and criminal penalties.  Non-compliance with applicable law could have a material adverse effect on our financial condition and could result in the cessation of our business.

The lasers used in our clinics are medical devices subject to Food and Drug Administration (FDA) approval.

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

State regulations governing the level of physician supervision over advanced registered nurse practitioners, physician assistants and registered nurses are not definitive.

We have contracted with William Kirby, D.O., Inc. for the provision of laser tattoo and hair removal services at our current California clinics, in compliance with applicable California state law.  Dr. William Kirby, a member of our Board of Directors, is the sole shareholder of William Kirby, D.O., Inc. and is a board certified dermatologist and licensed Osteopathic Physician and Surgeon in the State of California.  With respect to our other clinics, we have entered into consulting physician agreements with physicians licensed in the state where our clinics are located in accordance with applicable state laws.  As we expand, applicable state law will govern how we structure the provision of services in our new clinics.

Dr. Kirby employs and supervises advanced registered nurse practitioners, physician assistants and registered nurses (either as employees or independent contractors) to assist with the tattoo removal services performed at our California clinics.  Accordingly, Dr. Kirby must comply with relevant California state laws and regulations applicable to the provision of healthcare services by nurses, nurse practitioners and physician assistants.  See “Company and Business Overview – Government Regulation” for a description of such laws and regulations.

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

The Company employs the non-physician medical personnel necessary to assist with the tattoo removal services performed at clinics located outside of California.  The consulting physicians that we contract with in the state where is facility is located supervise such personnel.  Accordingly, such physicians must comply with relevant state laws and regulations applicable to the provision of healthcare services by the Company’s non-physician medical personnel.  With respect to our Texas based clinics, Texas has different laws and regulations applicable to the provision of laser tattoo and hair removal services by registered nurses, physician assistants and other licensed personnel.  The laws and regulations applicable to the provision of hair removal services contain more detailed requirements than the laws and regulations applicable to the provision of laser tattoo removal services. See “Company and Business Overview – Government Regulation” for a description of such laws and regulations.

Furthermore, if we expand our operations into other areas outside of our current geography, persons working in our clinics will be subject to the applicable state’s licensing procedures and rules and regulations governing the level of physician supervision required, which may differ from those in the states where we currently operate.  If physicians, registered nurses, advanced registered nurse practitioners, physician assistants, and other licensed personnel performing or assisting in laser tattoo and hair removal services at our clinics are deemed to have violated the laws or the rules of the appropriate licensing agency with respect to their scope of practice, they may face disciplinary action, including suspension or revocation of their medical or nursing license or credentials, which could have a material adverse effect on the Company.

Our services provided under the management services agreement with William Kirby, D.O., Inc. could implicate California anti-kickback and profit splitting prohibitions and our consulting physician agreements may implicate other states’ anti-kickback laws.

“Company and Business Overview – Government Regulation” sets forth a summary of the California anti-kickback and profit splitting prohibitions applicable to the services provided at our California clinics.  We believe that our agreements with William Kirby, D.O., Inc. and our other consulting physicians are in compliance with applicable state anti-kickback statutes.  There is a risk, however, that services or items provided under any such agreement in California could be viewed as “referring or recommending” a person to a health-related facility “for profit” in violation of Health & Safety Code Section 445 or “referring” a person in violation of Business & Professions Code 650.  There is also a risk that services or items provided under any such agreements in other states would violate applicable sections of that particular state’s laws or regulations.  We can provide no assurance that government enforcement agencies will not view our agreements with physicians as violating applicable state anti-kickback laws.

Our services provided under the management services agreement with William Kirby, D.O., Inc. and our engagement of physicians under other consulting physician agreements could be determined by the California Medical Board or the applicable state medical boards, respectively, to constitute the unlawful practice of medicine.

With respect to our California clinics, we provide marketing and practice management services to William Kirby, D.O., Inc. pursuant to a management services agreement.  See “Company and Business Overview – Revenue Sources” for a detailed description of the management services agreement and “Company and Business Overview – Government Regulation” for a description of California regulation of the corporate practice of medicine.  We believe that the management services agreement complies with applicable California state law.  However, it is possible that the California Medical Board could allege or determine that our provision of management services to William Kirby, D.O., Inc. constitutes excessive control over the entity’s medical practice, that our fee for the provision of such services is excessive or that we are otherwise unlawfully engaged in the practice of medicine.

With respect to other clinics, we have entered into consulting physician agreements with physicians in the states where the clinics are located.  Changes in applicable state law may require us to terminate or materially modify the obligations and/or financial terms of our current and future services agreements.  As we expand into other states, we may enter into similar agreements with physicians for the provision of services at our clinics, in compliance with applicable state law.  Such agreements would be subject to the same risk of non-compliance with relevant state restrictions on the corporate practice of medicine.

Risks Relating to our Securities

There is currently no public or private trading market for our Common Stock.

Our Common Stock is not publicly traded or quoted on any stock exchange or other electronic trading facility.  While we are exploring the public trading of our securities, we have no present arrangements or understandings with any person that will in the near future lead to the development of a trading market in our Common Stock.  We cannot assure you that a trading market for our Common Stock will ever develop.  Our Common Stock has not been registered for resale under the blue sky laws of any state.  The holders of shares of our Common Stock, and persons who may wish to purchase shares of our Common Stock in any trading market that might develop in the future, should be aware that significant state blue sky laws and regulations may exist which could limit the ability of our shareholders to sell their shares.

Shares of our Common Stock are subject to dilution.

As of December 31, 2012, we have approximately 18.3 million shares of Common Stock issued and outstanding, warrants to purchase approximately 3,150,000 shares of our Common Stock outstanding, and options to purchase approximately 1,048,000 shares of our Common Stock outstanding. In addition, as of December 31, 2012, we have approximately $592,000 in convertible debt outstanding, which, if converted, would result in the issuance of approximately 987,000 additional shares of Common Stock.  The Company is currently seeking funding sources with respect to its expansion plans.   Larger equity offerings and/or offerings at a lower per share price would result in a greater number of shares of Common Stock outstanding.  If we issue additional shares of Common Stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, then such issuance will result in dilution to each shareholder by reducing the shareholder’s percentage ownership of the total outstanding shares of our Common Stock.

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

Our costs may increase significantly as a result of operating as a public reporting company, and our management will be required to devote substantial time to complying with public company rules and regulations.

As a result of becoming a reporting company under the Exchange Act, we are required to file periodic and current reports, proxy statements and other information with the SEC and to adopt and continuously evaluate policies regarding internal control over financial reporting and disclosure controls and procedures.  The Sarbanes-Oxley Act of 2002, in addition to a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies.  As an Exchange Act reporting company, we incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations.  We also believe that compliance with the rules and regulations applicable to Exchange Act reporting companies and related compliance issues divert time and attention of management away from operating and growing our business.

When we filed the Form 15 deregistering our Common Stock under Section 12(g) of the Exchange Act on March 16, 2010, we were not in compliance with Section 13(a) of the Exchange Act, and there can be no assurance that we will comply with Section 13(a) of the Exchange Act in the future.

On March 16, 2010, we filed a Form 15 with the SEC to terminate our registration under Section 12(g) of the Exchange Act.  Upon the filing of the Form 15, our obligation to file periodic and other reports with the SEC was immediately suspended; however, at the time of filing, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodic and other reports with the SEC, as we had not filed any quarterly reports on Form 10-Q, annual reports on Form 10-K or other reports since our quarterly report on Form 10-Q for the period ending June 30, 2008.  On December 7, 2011 we filed a registration statement on Form 10 with the SEC to register our common stock pursuant to Section 12(g) of the Exchange Act.  The amended registration statement became effective on February 6, 2012.  Following the effectiveness of the registration statement, we are required to file periodic and other reports under Section 13(a) of the Exchange Act.  We are current with all of our required filings under the Exchange Act and have filed quarterly reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.

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

Location	Address	Size
Beverly Hills, California	8500 Wilshire Blvd., Suite 105	1,882 square feet
Beverly Hills, CA 90211

Santa Ana, California	1441 W. Macarthur Blvd, Suite A	1,800 square feet
Santa Ana, CA 92704

Encino, California (1)	17609 Ventura Blvd., Suite 201	1,268 square feet
Encino, CA 91316

Sherman Oaks, California (2)	13833 Ventura Blvd., Suite 102 & 103	1,922 square feet
Los Angeles, CA 91423

Montclair, California	9197 Central Avenue, Suite H	2,252 square feet
Montclair, CA 91763

Dallas, Texas	11661 Preston Road, Suite 128	1,806 square feet
Dallas, TX 75230

Houston, Texas	5385 Westheimer Road	2,400 square feet
Houston, TX 77056

Phoenix, Arizona	740 S. Mill Avenue, Suite 130	2,354 square feet
Tempe, Arizona 85281

Sugar Land, Texas (3)	1935 Lakeside Plaza Dr	2,492 square feet
Sugar Land, Texas 77479

Ft. Worth, Texas (4)	2600 West 7th Street, Suite 104	2,166 square feet
Ft. Worth, Texas 76107

Atlanta, Georgia (4)	3637 Peachtree Road, Suite D-1	2,603 square feet
Atlanta, Georgia 30326

(1)	The clinic is leased by William Kirby, D.O., Inc. pursuant to a lease agreement with a third party. The lease on this space terminated on February 28, 2013.
(2)	The clinic in this location was in development as of December 31, 2012. The clinic previously operated in Encino was moved to this location in February 2013.
(3)	The clinic commenced operations in March 2013.
(4)	The clinic is in development and not currently operating. The Company expects to commence operations at this location in the first half of 2013.

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

Holders

    As of March 1, 2013, we had 185 shareholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future. Our board of directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Securities authorized for issuance under equity compensation plans

As of December 31, 2012, shares of common stock authorized for issuance under our equity compensation plan are summarized in the following table. See note 7 to the Financial Statements for a description of the plan.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grant
Plan approved by stockholders	1,048,351	$0.39	915,357
Plan not approved by stockholders	-	-	-
Total	1,048,351	$0.39	915,357

Recent Sales of Unregistered Securities

The following summarizes all sales of our unregistered securities during the fiscal year ending December 31, 2012. The securities in each one of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness. The securities are deemed restricted securities for purposes of the Securities Act.

Securities Issued Pursuant to our March 2012 Equity Offering

In March 2012, the Company sold 606,610 shares of common stock in a private placement for aggregate gross proceeds of $297,240.  Of the shares sold, 337,428 were sold to members of the Company’s management or board of directors and other Company affiliates, representing gross proceeds of $165,340.  In connection with the sale, the Company issued fully vested warrants to purchase 303,305 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on April 2, 2017. Warrants to purchase 168,714 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement.

Securities Issued Pursuant to our April 2012, as amended as of July 2012, Equity Offering

In July 2012, the Company sold 1,580,613 shares of common stock in a private placement for aggregate gross proceeds of $774,500.  In August 2012, the Company sold 444,693 shares of common stock in a private placement for aggregate gross proceeds of $217,899.    In September 2012, the Company sold 266,225 shares of common stock in a private placement for aggregate gross proceeds of $130,450.  In October 2012, the Company sold 597,960 shares of common stock in a private placement for aggregate gross proceeds of $293,001 and issued 82,114 shares of common stock in exchange for services.

 In connection with the sale of common stock in a private placement in July 2012, the Company issued fully vested warrants to purchase 790,306 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on July 31, 2017.  In connection with the sale of common stock in a private placement in August 2012, the Company issued fully vested warrants to purchase 222,346 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on August 31, 2017.  In connection with the sale of common stock in a private placement in September 2012, the Company issued fully vested warrants to purchase 133,113 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on September 30, 2017. In connection with the sale of common stock in a private placement in October 2012 and the issuance of common stock in exchange for services in October 2012, the Company issued fully vested warrants to purchase 340,038 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on October 30, 2017.

Securities Issued Pursuant to our April 2012, as amended as of July 2012, Debt Offering

In May 2012, the Company issued $200,000 of secured senior convertible promissory notes.  In August 2012, the Company issued $255,000 of secured senior convertible promissory and in September 2012, the Company issued $50,000 of secured senior convertible promissory notes.  In October 2012, the Company issued $87,500 of secured senior convertible promissory notes. The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions. The notes bear interest at 12% per annum, payable quarterly, and are due at maturity. The notes mature in May 2014 and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC.  The balance outstanding on the notes was $592,500 at December 31, 2012.  As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 740,625 shares of the Company’s Common Stock at an exercise price of $.75 per share.

Securities Issued Pursuant to our 2011 Long-Term Incentive Plan

 In April 2012, two members of the Company’s board of directors exercised nonqualified stock options of 10,714 shares each, generating proceeds of $7,900.

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

Results of Operations. This section provides an analysis of the Company’s results of operations for the years ending December 31, 2012 and 2011.

Liquidity and Capital Resources. This section provides an analysis of the Company’s cash flows for the years ending December 31, 2012 and 2011, as well as a discussion of the Company’s outstanding commitments that existed as of December 31, 2012 and December 31, 2011. Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements in 2012 and 2011.

Off Balance Sheet Arrangements. This section discloses any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the the Company’s financial condition.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.  The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law.  We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician.  This arrangement is structured to comply with a California state limitation on the corporate practice of medicine.  In addition, we own and operate four clinics, in Dallas, Houston and Sugar Land, Texas, and in Phoenix, Arizona.  The Sugar Land, Texas clinic opened in March 2013. We have signed leases for space for clinics in two additional locations, Ft. Worth, Texas, and Atlanta, Georgia.  These clinics are expected to open in the first half of 2013.  We are in negotiations with prospective landlords for additional clinic locations which we intend to open as soon as practicable, subject to the availability of financial resources to do so.  As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics.  Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms our clinics and our facilities refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of almost 200,000 procedures to more than 21,000 patients during our operating history.  Our first clinic opened in Beverly Hills, California in July 2004.  We opened our fourth clinic in southern California in February 2011, our fifth clinic in Dallas, Texas in June 2011, our sixth clinic in Houston, Texas in June 2012, and our seventh clinic located in Phoenix, Arizona in November 2012.

Our source of revenues through December 31, 2012, consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 4.0% for the year ended December 31, 2012.  Advertising costs provided under the management services agreement were approximately 6.7% of our management service revenue in the year ended December 31, 2012.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business.  Fee for service receipts of William Kirby D.O., Inc., less refunds, have increased by approximately $453,000 for the year ended December 31, 2012 when compared to the prior year.  Of this increase, approximately $207,000 is a result of opening of a new clinic in February 2011 which performed better in 2012 than during its start up stage in 2011.  Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. also increased by approximately $164,000 despite the reduction in rate from approximately 73.5% to 70.3%. Dr. Kirby’s staff compensation remained essentially unchanged for the year ended December 31, 2012 when compared to the prior year.  The increase in service fees was the primary factor in an improvement in the financial performance of William Kirby, D.O., Inc. in 2012 when compared to the prior year and has resulted in a cash basis profit for William Kirby D.O., Inc. in 2012.  In the event that William Kirby, D.O. Inc. incurs losses, then it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

Funds from operations from the Dallas clinic we opened in June 2011, the Houston clinic we opened in June 2012, and the Phoenix clinic we opened in November 2012 serve as an additional source of revenue.  In connection with our Dallas, Houston and Phoenix clinics, we entered into consulting physician agreements with licensed physicians, pursuant to which those physicians, or other physicians engaged by those physicians provide to our clinics (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

We differentiate the services offered at our clinics from those of competitors by:

●      focusing solely on tattoo and hair removal;
●      providing services in a relaxed environment;
●      optimizing the location of our clinics; and
●      catering to our target demographic.

Our initial expansion focus is on large metropolitan markets that can support multiple clinic locations with favorable demographics, regulatory environments and competitive landscapes.  We are currently evaluating potential clinic sites in Texas, Georgia, Florida and Arizona, and have identified over 40 other viable markets in the United States for expansion.  We estimate our cash requirements for each new clinic to be approximately $300,000, to be applied toward various start-up costs, including leasehold improvements, marketing expenses, equipment acquisition, supplies and personnel.

Our laser tattoo services are performed by licensed medical professionals using Q-switched lasers and our hair removal services are similarly performed by licensed medical professionals using laser and/or Intense Pulse Light, or IPL, devices, in each case, with physician oversight in compliance with applicable state law.  From time to time, our affiliated physicians and our Chief Medical Officer, William Kirby, D.O., evaluate the lasers used to perform procedures at the applicable clinic(s) and may recommend the use of new or additional technology.

With respect to our clinics, the amount of revenue generated by a clinic, whether for the Company directly (with respect to our Texas and Arizona locations) or for William Kirby, D.O., Inc. (with respect to our California locations) is primarily a function of the size and characteristics of the tattoo and the area of the body to be treated for hair reduction, less any refunds and credit card fees.  Under our management services agreement with William Kirby, D.O., Inc., our management services fee is based on a percentage of the contracting physician’s gross revenues.  The costs of operating our California clinics are predominantly fixed or have a relatively small variable component, principally supplies.  As a result, the contracting physician’s procedure volume can have a significant impact on our level of profitability since we operate under a fixed percentage of gross revenues arrangement.  With respect to the clinics we operate directly, the costs of operating our clinics, not only include those that are fixed or have a relatively small variable component, principally supplies, but also include the expenses related to the personnel to staff the clinics.  Here too, the procedure volume can have a significant impact on our level of profitability since many of the costs are relatively fixed.

Management measures volume in “encounters,” which includes a visit to the clinic whether or not a purchase is made, and telephone sales.  Management believes this measurement best represents the variable resource requirements, primarily staff time, and because other measures would be difficult and expensive to implement with little added benefit.

Our management service fees are affected by a number of factors, including but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo and hair removal industry.  The majority of patients, approximately 85%, pay for services using a debit or credit card or outside financing agencies whose services our contracting physician offers. Historically, the outside financing agencies our contracting physician uses offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback.  In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician.  Our contracting physician offers a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds were less than 1% of our contracting physician’s gross revenue in the year ended December 31, 2012.  Refunds and chargebacks result in a reduction of our management fee.  Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Gift certificate sales represented approximately 0.3% of William Kirby, D.O., Inc.’s gross revenue in the year ended December 31, 2012.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee. We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics have not been significant to date.

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

We opened a location in Sugar Land, Texas in March 2013 and currently anticipate opening additional clinics in Ft. Worth, Texas and Atlanta, Georgia in the first half of 2013, and may open additional clinics in Texas, Georgia, Florida and Arizona later in 2013 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2012 and the Twelve Months Ended December 31, 2011

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Twelve Months Ended

	December 31, 2012	December 31, 2011

Revenues	100%	100%
Clinic operating expenses	77%	59%
General & administrative expenses	80%	103%
Marketing and advertising	19%	20%
Depreciation & amortization	9%	9%
Loss from operations	(86%)	(91%)
Interest expense and other	(3%)	(2%)
Net (loss) income	(89%)	(93%)

Revenues. Revenues increased by approximately $534,000, or 20%, to approximately $3,200,000 for the twelve months ended December 31, 2012 compared to approximately $2,666,000 for the twelve months ended December 31, 2011.  Encounters increased by approximately 10,000 from 33,000 to 43,000 or 30%.  Two new clinics opened in 2012 accounted for 1,000 encounters, or approximately 10% of the increase in encounters.  The clinics opened in 2012 generated approximately $74,000 in revenue. Two clinics opened in 2011accounted for an increase of approximately 6,500 encounters and $417,000 of the increase in revenue.  Revenue from mature clinics increased by approximately $43,000. Two of the three mature clinics collectively generated increased revenue of approximately $162,000, while our San Fernando, CA clinic suffered a decrease in revenue of approximately $119,000.  We attribute the decline in revenue principally to a decline in hair removal business at the clinic that was not offset by increased tattoo removal revenue. All three of our mature clinics suffered a reduction in hair revenue in 2012, which we principally attribute to increased pricing pressure from social media coupon programs. We expect hair revenue to be a declining percentage of gross revenue in the future.  We also moved the San Fernando Valley clinic to a new location in February 2013 that we believe will result in improved financial performance.

 We measure the average fee paid by our customers per encounter as a key indicator of management performance.  Since the majority of our customers purchase a package of treatments, the average fee per encounter is much higher in the first few months following a clinic opening and then declines as packages are redeemed. Average fee per encounter decreased slightly from $119 in 2011 to $114 in 2012. Fee per encounter in our three mature clinics was essentially unchanged in 2012 when compared to the prior year. Fee per encounter at clinics opened in 2011 decreased approximately 36% in the year ended December 31, 2012 when compared to the year ended December 31, 2011, reflecting the growth in encounters from package redemptions.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operating expenses increased by 57% in the aggregate and increased 18% as a percentage of revenues to approximately $2,472,000 for the year ended December 31, 2012 versus approximately $1,570,000 for the year ended December 31, 2011.  Of this increase of approximately $902,000, approximately 50% or $450,000 was related to two new clinics (Houston and Phoenix) opened in 2012 and approximately 32% or $289,000 reflects a full year of operation for two clinics opened in 2011.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically we have relied principally on internet advertising. During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach. We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $622,000 for the twelve months ended December 31, 2012, compared to approximately $541,000 for the twelve months ended December 31, 2011, an increase of approximately $81,000.

General and Administrative Expenses. General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management. Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors. General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions. General and administrative expenses decreased by approximately $183,000 to approximately $2,567,000 for the twelve months ended December 31, 2012 when compared to $2,750,000 in the prior year. Professional and other fees associated with completion of our audits, tax returns, SEC filings, and other activities decreased approximately $426,000, reflecting completion of our Form 10 and prior year audits in 2011. The decrease in professional fees was partially offset by expenses related to fund raising of approximately $65,000, a brand review project of approximately $125,000, and settlement of a lawsuit filed by an employee of approximately $55,000. We also engaged an individual on a consulting basis to assist us with legal and other matters at a cost of approximately $70,000. Non-cash stock compensation expense decreased by approximately $147,000 reflecting a higher level of grant activity under our long-term incentive plan in 2011.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 20% in the aggregate to approximately $282,000 for the twelve months ended December 31, 2012 versus approximately $235,000 for the twelve months ended December 31, 2011.  The depreciation and amortization related to the opening of two new clinics were the principal factors in the increase.

Interest Expense. Interest expense for the twelve months December 31, 2012 was approximately $116,000, an increase of approximately $77,000 when compared to interest expense of $39,000 for the twelve months ended December 31, 2011. The increase in interest expense is principally a result of the issuance of approximately $592,000 in convertible debt during the year and the financing of new laser devices for two new clinics.

Comparison of the Fiscal Year Ended December 31, 2011 and the Fiscal Year Ended December 31, 2010

The following table sets forth certain consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Twelve Months Ended
	December 31, 2011	December 31, 2010

Revenues	100%	100%
Clinic operating expenses	59%	48%
General and administrative expenses	103%	49%
Marketing and advertising	20%	17%
Depreciation and amortization	9%	5%
Loss from operations	(91%)	(19%)
Restructuring gain	-%	89%
Interest expense	(1%)	(8%)
Other income (expense)	-%	2%
Net income (loss)	(93%)	(63%)

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

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our clinics, rent and utilities for the clinic premises, and supplies. Management services expenses increased by 49% in the aggregate and increased to 59% as a percentage of revenues to approximately $1,570,000 for the twelve months ended December 31, 2011 versus approximately $1,054,000 for the twelve months ended December 31, 2010. Of this increase of approximately $516,000, approximately 83% or $430,000 was related to our two new clinics. Labor and labor related costs increased by approximately $203,000, accounting for 39% of the total increase in clinic operating expenses. Rent, utilities and parking increased by approximately $176,000 accounting for approximately 34% of the increase in total clinic operating expense. This increase is principally related to the opening of two new locations and the relocation of our Orange County, California location.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising. During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach. We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $541,000 for the twelve months ended December 31, 2011, compared to approximately $362,000 for the twelve months ended December 31, 2010, an increase of approximately $179,000.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $208,000 at December 31, 2012 when compared to December 31, 2011. Cash used in operations was approximately $1,588,000, cash using in investing activities was approximately $491,000, and cash provided by financing activities as approximately $2,287,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital.  The twelve months ended December 31, 2012 and 2011 reflected net cash used in operating activities of $1,588,000 and $696,000, respectively.  While our clinics (both managed and owned) were able to generate positive cash flow from operations during the twelve months ended December 31, 2012 and 2011, they were unable to generate enough positive cash flow to cover our overhead expenses, including the substantial professional fees we have incurred to become a public reporting company and file reports required of such companies.

Net cash used in investing activities for the twelve months ended December 31, 2012 and 2011, respectively was $491,000 and $556,000, reflecting purchases of property and equipment.  Our purchases of property and equipment in 2012 are principally related to the clinics we opened in June 2012 in Houston, Texas and in November 2012 in Phoenix, Arizona.  Our purchases in 2011 were principally related to the development of our clinics in Montclair, California and Dallas, Texas.

Net cash from financing activities for the twelve months ended December 31, 2012 was approximately $2,287,000 primarily consisting of the proceeds of the sale of equity securities in private placements in March, July, August, September and October 2012 of approximately $1,713,000 and cash received from the issuance of secured senior convertible debt in a private placement of approximately $592,000 in May, August, September, and October 2012, reduced by principal payments made on capital lease obligations and notes payable. We also received $200,000 in December 2012 related to the sale of additional convertible debt in a private placement that closed in January 2013, in the total amount of $300,000.

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

Going Concern Issues

At December 31, 2012, the Company had accumulated losses of approximately $7,407,000, current liabilities that exceeded its current assets by approximately $1,547,000, and shareholders' deficit of approximately $806,000. In 2012, the Company had a net loss on operations of approximately $2,840,000 and the Company has not yet produced positive cash flow from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

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

Commitments

As of December 31, 2012, our commitments for the following year totaled approximately $1,028,000, comprised of $51,000 in payments on capital lease obligations, $531,000 in payments on operating leases, $196,000 in payments on long-term notes payable, and $250,000 in payments to William O. Kirby, D.O., Inc. We had approximately $693,000 in commitments as of December 31, 2011 for the next year, comprised of $68,000 in payments on capital lease obligations, $276,000 in payments on operating leases, $99,000 in payments on long-term notes payable, and $250,000 in payments to William O. Kirby, D.O., Inc. Cash balances were $318,394 and $110,787 at December 31, 2012 and December 31, 2011, respectively.

The Company intends to use its available resources to open additional clinics. We have historically experienced significant negative cash flow from operations and we expect to continue to experience significant negative cash flow from operations in the near future as we open new clinics. Accordingly, we expect to raise additional capital to fund our current operations and future expansion through the sale of securities and/or the issuance of debt. If we are unable to raise additional equity capital or issue debt, then we will not be able to grow our revenue and eliminate our operating losses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with entities or other persons, also known as “special purpose entities.”

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

We have identified the policies set forth in Note 2 to our consolidated financial statements as significant to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Results of Operations and Financial Condition, where such policies affect our reported and expected financial results.  In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the discussion set forth in Note 2 to our consolidated financial statements addresses our most significant accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (GAAP).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management concluded that, as of December 31, 2012, our system of internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

During the Company's fourth fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is information with respect to our current directors and executive officers as of the date of this report, except as otherwise indicated.

Name	Age	Position
John Keefe	64	Chief Executive Officer and Director
Harry Zimmerman	57	Executive Vice President
Mark Edwards	58	Chief Financial Officer
Ian Kirby	33	Chief Marketing Officer
Eugene Bauer	70	Director (Chair)
Gene Burleson	72	Director
Joel Kanter	56	Director
William Kirby	40	Director

The business experience and background of each of our directors and executive officers is provided below.  Our directors are elected at each annual shareholders meeting to serve a one-year term expiring at the next annual shareholders meeting and until their successors are elected and qualified.

John Keefe.  As Chief Executive Officer of our Company, Mr. Keefe brings to our Board of Directors a depth of understanding of our business and operations, as well as financial and strategic planning expertise in the healthcare services industry.  Mr. Keefe has served as our Chief Executive Officer since May 2008 and served as Chief Operating Officer from November 2007 to March 2013. Mr. Keefe has served as a member of our Board of Directors since August 2010.  Mr. Keefe served as Chief Financial Officer of the Company and DRTATTOFF, LLC, our predecessor, from November 2007 to July 2008.  From January 2007 to November 2007, Mr. Keefe served as the Chief Financial Officer of Equicare Capital, LLC, a healthcare revenue cycle company that merged with Argyle Solutions Inc. in August 2007.  From 2002 to 2006, Mr. Keefe was a co-founder and served as the Chief Operating Officer of Centerre Healthcare Corporation, an operator of acute rehabilitation hospitals, where he was responsible for hospital operations, including implementations, regulatory compliance, clinical quality and marketing. Mr. Keefe earned a Bachelors degree in Business Administration in Accounting from Georgia State University and became licensed as a Certified Public Accountant (Georgia) in 1981.

Harry L. Zimmerman.  Mr. Zimmerman began serving as our Executive Vice President on January 1, 2013 and became our Chief Operating Officer on March 5, 2013.  He served as a consultant to the Company from June 2012 through December 2012.  From July 2011 through March 2012 he served as Chief Financial Officer and General Counsel of Westech Capital Corporation, a company in the securities industry.  From October 2008 through July 2010 Mr. Zimmerman served as Chief Financial Officer of Pet DRx Corporation (NCM: VETS), an owner and operator of veterinary care clinics.  Mr. Zimmerman served as Executive Vice President and General Counsel of Encore Medical Corporation (NASDAQ: ENMC), a worldwide orthopaedics medical device company, from October 2000 through November 2007 and served as Vice President — General Counsel of Encore Medical Corporation from April 1994 until October 2000 after twelve years of experience in the private practice of corporate, real estate and tax law.  From 1992 to April 1994, Mr. Zimmerman was associated with the law firm of Winstead Sechrest & Minick, P.C., a law firm based in Texas, in the corporate, tax and real estate practices of the firm’s Austin office. Mr. Zimmerman is licensed as a Certified Public Accountant and attorney in the State of Texas.  He has a B.S. (with honors) in Economics from the Wharton School of the University of Pennsylvania and a J.D. (with honors) from the University of Texas School of Law.

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

Eugene Bauer.  Dr. Bauer brings to our Board of Directors extensive experience in healthcare and medical services, as well as experience in directorship of various companies in the healthcare industry.  Dr. Bauer has served as the chairman of our Board of Directors since August 2010.  Dr. Bauer is founder, Chief Medical Officer and a member of the board of directors of Dermira, Inc., a privately held development stage dermatology company, and is the immediate past President and Chief Medical Officer of Peplin Inc., the U.S.-based subsidiary of LEO Pharma.  He was a co-founder of Connetics, a publicly-traded biotechnology company that was acquired by Stiefel Laboratories in 2006.  Dr. Bauer previously served as Chief Executive Officer of Neosil Inc., which was acquired by Peplin in 2008.  Since 2002, Dr. Bauer has served as a Lucy Becker Professor, Emeritus, in the School of Medicine at Stanford University.  From 1995 to 2001, Dr. Bauer served as Vice President for Medical Affairs and Dean of the Stanford University School of Medicine, and from 1988-1995, he served as Chair of the Department of Dermatology at the Stanford University School of Medicine.  During his tenure as department chair, Dr. Bauer also served as Program Director of the Stanford University General Clinical Research Center (GCRC), where he oversaw the Federal and industry-sponsored research carried out in the GCRC.  In addition, Dr. Bauer currently serves on the board of directors of Medgenics, Inc., an Israeli biotechnology company and a member of the board of directors of five other privately-held companies.  Dr. Bauer previously served on the Board of Directors of Arbor Vita Corp., Patient Safety Technologies, Inc. and Pet DRx Corporation.

Gene Burleson.  Mr. Burleson brings to our Board of Directors extensive experience in the operation of companies in the medical services industry, as well as experience in public company directorship of companies in the healthcare industry.  Mr. Burleson has served as a member of our Board of Directors since August 2010. From June 2005 to July 2010, Mr. Burleson served as a director of Pet DRx Corporation (NCM: VETS), an owner and operator of veterinary care clinics.  Mr. Burleson also served as Chief Executive Officer of Pet DRx from November 2008 until its sale to VCA Antech in July 2010.  Mr. Burleson currently serves on the board of directors of SunLink Health Systems, Inc. (AMEX:SSY), an owner and operator of acute care hospitals.  From 2004 to 2008, Mr. Burleson served on the board of directors of Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations.  From 1995 to 2003, Mr. Burleson served as a member of the board of directors of Alterra Healthcare Corporation, a developer and operator of assisted living facilities, and as chairman of the board of directors during 2003.  From 2000 to 2002, Mr. Burleson served as chairman of the board of directors of Mariner Post-Acute Network, Inc., and from 1990 to 1997, he served as chairman of the board of directors, President and Chief Executive Officer of GranCare.  Mr. Burleson also serves on the board of directors of several private companies.

Joel Kanter. Mr. Kanter brings to our Board of Directors extensive experience in finance, investment banking and strategic planning, as well as experience in public company directorship of companies in the healthcare industry.  Mr. Kanter has served as a member of our Board of Directors since August 2010.  Since July 1986, Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm.  From 1989 to November 1999, Mr. Kanter served as the President, and subsequently as the President and Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company (NMS: WNUT).  Walnut Financial’s primary business focus was the provision of different forms of financing to small business, by providing equity financing to start-up and early stage development companies, providing bridge financing to small and medium-sized companies, and providing later stage institutional financing to more mature enterprises.  The company was sold to Tower Hill Capital Group in 1999 in a transaction valued at approximately $400 million.  Mr. Kanter serves on the board of directors of several public companies including Magna-Labs, Inc., formerly involved in the development of a cardiac MRI device; Medgenics, Inc., an Israeli biotechnology company; and WaferGen, which is engaged in the development, manufacturing and sales of state-of-the-art systems for gene expression, genotyping and stem cell research.  He also serves on the board of directors of several private companies.  Mr. Kanter is a current Trustee and past President of the Board of Trustees of The Langley School in McLean, Virginia; a former Trustee at the Georgetown Day School in Washington, D.C.; and a current Trustee of Union Institute & University.  He is also the current Board Chair of the Black Student Fund and a Vice-Chair of the Kennedy Center’s National Committee on the Performing Arts.

William Kirby. Dr. Kirby brings to our Board of Directors extensive experience in laser tattoo and hair removal services and a depth of understanding of our business and operations.  Dr. Kirby has served as a member of our Board of Directors since March 2008 and is the sole shareholder of William Kirby, D.O., Inc., an entity that provides laser tattoo and hair removal services to our California clinics as set forth in a management services agreement with the Company.  Dr. Kirby was a managing member of DRTATTOFF, LLC, our predecessor, since its inception in 2004.  Since 2002, Dr. Kirby has practiced medicine in California as a licensed Osteopathic physician and surgeon and is board certified in dermatology through the American Osteopathic College of Dermatology.  He currently serves as a Clinical Assistant Professor, Department of Internal Medicine, Division of Dermatology, at Nova Southeastern University and as a Clinical Assistant Professor of Dermatology at Western University of Health Sciences.  Dr. Kirby earned a Bachelor of Science degree in Biology from Emory University in 1995 and a Doctor of Osteopathic Medicine degree from Nova Southeastern University in 2000.  Kirby has authored approximately a dozen medical articles involving tattoo removal and served as the lead author on a textbook chapter on this subject in four textbooks. An additional article and another chapter on laser tattoo removal are currently pending publication.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table provides information regarding compensation awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving as such at December 31, 2012 for all services rendered in all capacities to us during our fiscal years ended December 31, 2011 and December 31, 2012.  We refer to these three executive officers as our named executive officers.

Name and Principal Position	Year	Salary	Option Awards(1)	All Other Compensation	Total
John Keefe Chief Executive Officer and Director	2011	$309,630	$95,946	$-	405,576
	2012	$309,630	$2,050	$-	$311,680

Mark Edwards Chief Financial Officer	2011	$248,646	$58,149	$-	$306,795
	2012	$248,646	$1,710	$-	$250,356

Ian Kirby Chief Marketing Officer	2011	$183,006	$48,458	$-	$231,464
	2012	$183,006	$1,258	$-	$184,264

(1)	See “Footnote 7, Equity” of the attached Consolidated Financial Statements for assumptions used in valuation of option awards.

Employment Agreements

We have entered into employment agreements with John Keefe, Harry Zimmerman, Mark Edwards and Ian Kirby, or the Executives.  Under the agreements, Mr. Keefe will serve as our chief executive officer; Mr. Zimmerman will serve as our executive vice president and chief operating officer, Mr. Edwards will serve as our chief financial officer and Mr. Kirby will serve as our chief marketing officer.  Each employment agreement is for a fixed term of two years, ending on the second anniversary of the effective date of each employment agreement.  Mr. Keefe’s employment agreement is effective as of June 10, 2011; Mr. Zimmerman’s agreement is effective as of January 1, 2013; Mr. Edwards’s agreement is effective as of June 10, 2011; and Mr. Kirby’s employment agreement is effective as of June 10, 2011.

Mr. Keefe will receive a base salary of $309,630 per year; Mr. Zimmerman will receive a base salary of $240,000 with a minimum bonus of $30,000; Mr. Edwards will receive a base salary of $248,646 per year; and Mr. Kirby will receive a base salary of $183,012 per year.  Our Board of Directors will review the base salary for each Executive at least annually for possible increases.  The employment agreements also provide that each Executive is eligible to receive an annual incentive compensation payment that is based on objective, subjective and personal performance criteria, as determined in the discretion of the Board of Directors.  Our Board of Directors may also grant equity compensation to each Executive under an equity compensation plan maintained by us and approved by our Board of Directors, including the Long-Term Incentive Plan discussed below.  We will also provide the Executives with certain benefits and perquisites under the employment agreements that are commensurate with each Executive’s position, including expense reimbursement, vacation time, and participation in our employee benefit plans that we may maintain from time to time.

If, during the term of the employment agreement, we terminate an Executive’s employment without “cause” or if a change in control of the Company occurs and he resigns for “good reason” within twelve months after that change in control, we will continue to pay the Executive his then-current base salary for a specified period after his employment terminates as severance.  If an Executive remains employed by us after the employment agreement expires, and we subsequently terminate that Executive’s employment without “cause,” we will continue to pay him his then-current base salary for a specified period after we terminate his employment.  The specified periods for purposes of the severance amounts described above is twelve months with respect to Mr. Keefe and Mr. Zimmerman; nine months with respect to Mr. Edwards; and six months with respect to Mr. Kirby.  Each Executive is required to execute a release of claims against us as a condition to the payment of severance benefits.

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

Executives and employees who are employed in an incentive-eligible position for at least three months and who are designated by our chief executive officer and confirmed by our compensation committee are eligible to participate in the STIP.  Amounts payable under the STIP are determined based on the achievement of Company and individual performance metrics approved annually by our compensation committee and independent directors, based on recommendations from our chief executive officer.  The performance metrics are determined during the first fiscal quarter of each year and may change from year to year as defined by the Compensation Committee of the Board of Directors.

Accomplishment of each objective at its minimum threshold will permit a calculation for that objective without regard to the accomplishment of any of the other objectives.  Our Board of Directors retains discretion to modify the attainment of any objective, including the adjustment of any calculation of performance and determination of the performance category in a positive or negative manner, the determination of whether the minimum performance metric has been met, or the amount of any award.  The achievement percentages are as follows:

●	100% to 104.9% achievement results in 100% of the target incentive being earned

●	105% to 114.9% achievement results in 120% of the target incentive being earned

●	115% to 125% achievement results in 140% of the target incentive being earned

●	Greater than 125% achievement results in 150% of the target incentive being earned (maximum payout amount)

The target incentive is a percentage of the applicable executive’s weighted average base salary for the calendar year.  The 2012 target incentive percentage for the chief executive officer were 25%; for the chief financial officer, 20%; and for the chief marketing officer, 15%.  When calculating annual incentives payable under the STIP, the chief executive officer can recommend the recognition of individual performance to modify calculations based solely on our Company’s performance, subject to approval by our compensation committee with respect to other executive officers and direct reports to the chief executive officer.  The chief executive officer cannot make such a recommendation with respect to his position.

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

Option Awards to Executives under the Long-Term Incentive Plan in 2011 and 2012

In April 2011, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 895,712 shares of the Company’s common stock, of which 716,567 were outstanding as of December 31, 2012.  The options have an exercise price of $0.3687, which the Board of Directors determined is no less than the fair value of a share of common stock on the date of the grant.  The executive options vest in equal, 20% annual increments, with the first installments vesting immediately and each subsequent installment vesting on the anniversary of the grant date, over a period of four years measured from the grant date.

In November 2012, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 17,185 shares of the Company’s common stock, all of which were outstanding as of December 31, 2012.  The options have an exercise price of $0.49, which the Board of Directors determined is no less than the fair value of a share of common stock on the date of the grant.  The options vested immediately.

Awards to Executives under the Short-Term Incentive Plan in 2011 and 2012

There were no awards to our named executive officers under the Short-Term Incentive Plan in 2011 or 2012.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2012:

	Number of Securities Underlying Unexercised Options and Warrants
Name	Exercisable	Unexercisable		Option Exercise (per share)	Option Expiration Date
John Keefe Chief Executive Officer and Director	106,071	233,356	(1)	$0.3687	4/15/2021
	7,021	-	(2)	$0.49	11/12/2022
Mark Edwards Chief Financial Officer	64,286	141,427	(1)	$0.3687	4/15/2021
	5,855	-	(2)	$0.49	11/12/2022
Ian Kirby Chief Marketing Officer	53,571	117,856	(1)	$0.3687	4/15/2021
	4,309	-	(2)	$0.49	11/12/2022

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

(2)	Granted November 12, 2012 pursuant to the Company's Long-Term Incentive Plans. The executive options, issued in connection with the executives agreement to defer salary, vested immediately.

Director Compensation

The following table provides information regarding compensation awarded to, earned by or paid to non-employee members of our Board of Directors serving as such during our fiscal year ended December 31, 2012.  On April 15, 2011, the Company approved the payment of a $20,000 annual retainer and equity grants to the independent directors.  None of the annual retainer was paid in 2011 or 2012.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	All Other Compensation		Total
Eugene Bauer	$20,000	$-	-	-		$20,000

Gene Burleson	$20,000	$-	-	-		$20,000

Joel Kanter	$20,000	$-	-	-		$20,000

William Kirby	$-	$-	$2,235	$250,000	(2)	$252,235

(1)	See “Footnote 7, Equity” of the attached Consolidated Financial Statements for assumptions used in valuation of option awards.
(2)	Paid or payable pursuant to Medical Director’s Agreement.

Option Awards and Stock Grants to Directors under the Long-Term Incentive Plan in 2011 and 2012

Non-Employee Director Options.  In April 2011, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors also approved the grant of nonqualified stock options to the Company’s non-employee directors to purchase an aggregate of 128,571 shares of the Company’s common stock, 42,856 of which were outstanding as of December 31, 2012.  The options have an exercise price of $.3687, which the Board of Directors determined is no less than the fair value of a share of common stock on the date of the grant.  Fifty percent (50%) of the director options vested immediately upon the grant date, twenty five percent (25%) vest on the first anniversary of the grant date and the remaining twenty five percent (25%) vest on the second anniversary of the grant date. There were no options granted to non-employee directors pursuant to the Long-Term Incentive Plan in 2012.

Stock Grants.  In April 2011, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors also approved the grant of 85,715 shares of the Company’s common stock to each of William Kirby, D.O., Inc. and each of the Company’s non-employee directors, which vested immediately upon the grant date. There were no stock grants pursuant to the Long-Term Incentive Plan to any of the Company's directors in 2012.

Kirby Agreements

Effective January 1, 2010, we entered into an Amended and Restated Management Services Agreement with William Kirby, D.O., Inc. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to this agreement, the Company provides certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to our California clinics where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  The Company does not own any equity in William Kirby D.O., Inc., and does not economically benefit from any increase in the value of William Kirby, D.O., Inc.  As compensation for services rendered, the Company receives a management fee for 2012 of 70.3% of the gross revenues of William Kirby, D.O., Inc.

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

The following table sets forth information as of December 31, 2012, with respect to the beneficial ownership of the outstanding shares of our Common Stock by:

●	each person known by us to beneficially own 5% or more of the outstanding shares of Common Stock;

●	each of our executive officers named in the Summary Compensation Table (see above);

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Percentage of shares outstanding is based on 18,332,803 shares of Common Stock, which comprises all shares of our Common Stock outstanding as of December 31, 2012.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent (%) of Common Stock
Named Executive Officers
John Keefe (2)	234,965		1.28%
Mark Edwards	125,528		*
Ian Kirby	148,086		*

Non-Employee Directors
Eugene Bauer (Chair)	206,077	(3)	1.12%
Gene Burleson	700,646		3.82%
Joel Kanter	457,145	(4)	2.49%
William Kirby	544,535	(5)	2.97%
All Directors and Officers as a Group (7 persons)	2,416,982		13.19%

5% Shareholders
CIBC Trust Company (Bahamas) Limited as Trustee of Settlement T-555 (6)	2,234,309		12.19%
The Andrew M Heller 2009 GRAT	1,530,613		8.35%
Chicago Investments, Inc.	1,310,246		7.15%

* indicates less than 1%
(1)	Unless otherwise indicated, the address for each listed stockholder is c/o Dr. Tattoff, Inc., 8500 Wilshire Boulevard, Suite 105, Beverly Hills, California, 90211.
(2) (3)	Member of the Company’s Board of Directors. Held by the Eugene and Gloria Bauer Trust.
(4)
Includes (a) 185,716 shares of common stock held by Joel Kanter and (b) 271,429 shares of common stock held by the Kanter Family Foundation, an entity over which Mr. Kanter, as President, is deemed to have sole investment and voting control.  Mr. Kanter disclaims beneficial ownership of the shares of common stock held by the Kanter Family Foundation.

(5)	Includes (a) 230,952 shares of common stock held by the Kirby Family Trust and (b) 313,583 shares of common stock held by William Kirby, D.O., Inc., an entity solely owned by William Kirby.
(6)
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

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

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

●
Fee: A management services fee to the Company for 2012 of 70.3% of the gross revenues of William Kirby, D.O., Inc. The management fee was verified by The Mentor Group, Inc., a third party valuation firm, as being reflective of the fair market value of the services provided by the Company under the agreement in light of the time, cost, expense and business risk incurred by the Company thereunder, and is subject to adjustment to ensure the fee is reflective of fair market value based on an annual review performed by the parties and a written report from a third party valuation expert. To be sustainable, any adjustment reducing the fee must not result in a fee so low that the Company is not compensated for its direct expenses of providing the services and its indirect expenses (general and administrative expense) or that the Company is not reasonably compensated for the business risks that it takes. Further, to be sustainable, any adjustment increasing the fee cannot result in a fee so high that William Kirby D.O., Inc. would not be able to cover its expenses, nor can it result in Company profits being substantially higher than firms offering similar services.

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

Independence of Directors

Our Board of Directors has determined that Dr. Bauer, Mr. Kanter and Mr. Burleson, are independent under the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by our independent registered public accounting firms are as follows:

Types of Fees	2012	2011
Audit Fees (1)	$70,418	$174,090
Audit Related Fees	-	59,063
Tax Fees	-	3,665
All Other Fees	4,284	7,303

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

All of the 2012 and 2011 fees paid to Singer Lewak LLP described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

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

3.7
Articles of Amendment to the Articles of Incorporation increasing the number of shares of the Company’s common stock authorized for issuance from 25,714,286 shares to 75,000,000 shares effective June 25, 2012 as filed with the Florida Department of State, Division of Corporations on June 25, 2012. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2012).

4.1
Form of Secured Senior Convertible Promissory Note issued in a private placement in May 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 14, 2012).

4.2
Pledge and Security Agreement among Dr. Tattoff, Inc., certain holders and U.S. Bank National Association dated May 31, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed with the SEC on August 14, 2012).

4.3
Collateral Agency Agreement among Dr. Tattoff, Inc., certain holders and U.S. Bank National Association dated May 31, 2012 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed with the SEC on August 14, 2012).

4.4
Form of Common Stock Purchase Warrant issued in connection with the issuance of secured senior convertible promissory notes in a private placement in May 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 14, 2012).

10.1
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

10.3
Medical Director Agreement among Dr. Tattoff, Inc., William Kirby, D.O., Inc. and William Kirby, D.O., effective as of January 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-12g filed with the SEC on February 14, 2011).

10.4
Shareholders Agreement among Dr. Tattoff, Inc., William Kirby, D.O., Inc. and William Kirby, D.O., effective as of January 1, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).

10.5	Dr. Tattoff, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.6	Dr. Tattoff, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.7
Form of Incentive Stock Option Award under Dr. Tattoff, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.8
Form of Director Nonqualified Stock Option Award under Dr. Tattoff, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.9
Employment Agreement, effective as of June 10, 2011, between Dr. Tattoff, Inc. and John Keefe (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.10
Employment Agreement, effective as of June 10, 2011, between Dr. Tattoff, Inc. and Mark Edwards (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.11
Employment Agreement, effective as of June 10, 2011, between Dr. Tattoff, Inc. and Ian Kirby (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.12
Warrant issued by Dr. Tattoff, Inc. in favor of The InVentures Group Inc. dated March 7, 2011 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).

10.13
Form of Common Stock Purchase Warrant issued in connection with the issuance of common stock in private placements in December 2011, and March, July, August, September, and October 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed with the SEC on May 15, 2012).

10.14	Form of Common Stock Purchase Warrant issued in connection with consulting services in August and November 2012. †

21.1	Subsidiaries †

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

†            Filed herewith.
*           Management contract or compensatory plan, contract or arrangement
**         In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed “furnished” and not “filed.”

DR. TATTOFF, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Dr. Tattoff, Inc.

We have audited the accompanying consolidated balance sheets of Dr. Tattoff, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceeded its current assets by approximately $1,547,000, has shareholders’ deficit of approximately $806,000, has suffered recurring losses and negative cash flows from operations, and has an accumulated deficit of approximately $7,407,000 at December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SingerLewak LLP

March 22, 2013
Los Angeles, California

DR. TATTOFF, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$318,394	$110,787
Management fee due from related party	189,484	283,923
Prepaid expenses and other current assets	138,927	45,680
Total current assets	646,805	440,390

Property and Equipment, net	1,311,309	928,904
Other Assets	230,517	69,850

Total assets	$2,188,631	$1,439,144

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$504,074	$439,298
Accrued expenses and other liabilities	502,052	224,238
Warrant liability	1,600	12,065
Related party payables	-	20,095
Deferred revenue	502,795	184,967
Accrued compensation	237,357	130,711
Proceeds of pending offering of convertible notes	200,000	-
Notes payable, current portion	195,819	99,371
Capital lease obligations, current portion (related party)	50,574	68,333
Total current liabilities	2,194,271	1,179,078

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion (related party)	120,960	167,805
Secured senior subordinated convertible promissory notes, net of unamortized discount of $139,721	452,779	-
Notes payable, net of current portion	121,959	154,681
Deferred rent	104,740	38,361
Total liabilities	2,994,709	1,539,925

COMMITMENTS AND CONTINGENCIES (notes 6 and 8)

SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at December 31, 2012 and 2011	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, 18,332,803 and 14,727,344 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,833	1,473
Additional paid-in capital	6,599,446	4,465,307
Accumulated deficit	(7,407,357)	(4,567,561)
Total shareholders’ deficit	(806,078)	(100,781)

Total liabilities and shareholders’ deficit	$2,188,631	$1,439,144

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
December 31, 2012 and 2011

	2012	2011

Revenue
Revenues from related party	$2,722,528	$2,558,616
Owned clinic revenues	477,614	107,102
	3,200,142	2,665,718

Operating costs and expenses
Clinic operating expenses	2,472,117	1,570,430
General and administrative expenses	2,567,082	2,750,467
Marketing and advertising	622,037	541,405
Depreciation and amortization	282,068	234,505
	5,943,304	5,096,807

Loss from operations	(2,743,162)	(2,431,089)

Interest expense	(115,881)	(39,261)

Other (expense) income	20,047	(3,208)

Loss before provision for income taxes	(2,838,996)	(2,473,558)

Provision for income taxes	800	800

Net loss	$(2,839,796)	$(2,474,358)

Basic and diluted net loss per share applicable to common shareholders	$(.18)	$(.19)

Weighted average shares outstanding – basic and diluted	15,983,905	13,014,163

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
December 31, 2012 and 2011

						Total Shareholders’ Equity (Deficit)
			Additional Paid-in Capital (Deficit)	Stock Subscriptions Receivable	Accumulated Deficit
	Common Stock
	Shares	Par Value

BALANCE – December 31, 2010	12,648,636	1,265	3,572,997	(61,000)	(2,093,203)	1,420,059

Consulting services paid in stock	28,955	3	10,672	-	-	10,675
Receipt of funds for stock subscription	-	-	-	61,000	-	61,000
Stock compensation expense	342,974	34	216,914	-	-	216,948
Warrants issued for consulting service	-	-	27,900	-	-	27,900
Stock options exercised	1,599,636	160	589,585	-	-	589,745
Sale of common stock, net of issuance costs of $5,250	107,143	11	47,239	-	-	47,250
Net loss	-	-	-	-	(2,474,358)	(2,474,358)

BALANCE – December 31, 2011	14,727,344	$1,473	$4,465,307	$-	$(4,567,561)	$(100,781)

Services paid in stock	87,930	8	43,078	-	-	43,086
Stock compensation expense	-	-	70,532	-	-	70,532
Warrants issued for consulting service	-	-	120,600	-	-	120,600
Stock options exercised	21,428	2	7,898	-	-	7,900
Sale of common stock	3,496,101	350	1,712,740	-	-	1,713,090
Beneficial conversion feature on convertible notes			31,066			31,066
Warrants issued with convertible notes			148,225			148,225
Net loss	-	-	-	-	(2,839,796)	(2,839,796)

BALANCE – December 31, 2012	18,332,803	$1,833	$6,599,446	$-	$(7,407,357)	$(806,078)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,839,796)	$(2,474,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282,068	234,505
Amortization of debt discount to interest	39,570	-
Stock compensation expense	70,532	216,948
Change in fair value of warrant liability	(10,465)	3,130
Services paid for in stock and warrants	163,686	38,575
Changes in operating assets and liabilities:
Management fee due from related party	94,439	(209,277)
Prepaid expenses and other current assets	(33,482)	36,484
Other assets	(168,512)	(48,897)
Accounts payable	64,776	248,839
Accrued expenses and other liabilities	277,816	13,688
Deferred revenue	317,828	184,967
Related party payable	(20,095)	(13,823)
Accrued compensation	106,646	16,788
Deferred rent	66,379	37,182
Net cash used in operating activities	(1,588,610)	(1,715,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(490,842)	(581,250)
Proceeds received on note receivable	-	25,000
Net cash used in investing activities	(490,842)	(556,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(64,604)	(59,382)
Principal payments on notes payable	(161,827)	(112,998)
Proceeds from sale of common stock, net of issuance costs of $0 and $5,250	1,713,090	47,250
Proceeds from issuance of convertible notes	592,500	-
Proceeds from pending offering of convertible notes	200,000	-
Proceeds from exercise of stock options	7,900	589,745
Cash received from stock subscription receivable	-	61,000
Net cash provided by financing activities	2,287,059	525,615

Net increase (decrease) in cash and cash equivalents	207,607	(1,745,884)

Cash and cash equivalents – beginning of year	110,787	1,856,671
Cash and cash equivalents – end of year	$318,394	$110,787

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the year for:
Interest	$64,095	$43,330
Taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$165,786	$254,505
Financing of insurance premiums	$59,765	$50,442

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization

Dr. Tattoff, Inc., a Florida corporation formed in 2004, directly and though its wholly-owned subsidiary, DRTHC I, LLC, a Delaware limited liability company (collectively with Dr. Tattoff, Inc., the “Company”) operates clinics and provides marketing and practice management services to licensed physicians who primarily perform laser tattoo removal services.  The Company currently operates clinics in Dallas and Houston, Texas and Phoenix, Arizona and provides services under a management services agreement with a contracting physician at four Southern California locations whereby the Company provides management, administrative, marketing and support services, insurance, and equipment at the clinical site.  The contracting physician’s medical personnel provide laser tattoo removal services.

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

In February 2012, the Company amended its Articles of Incorporation to effect a 7-for-1 reverse stock split. Earnings per share amounts, weighted average common shares outstanding, shares issued and outstanding, exercise prices, and fair value per share amounts for all periods presented have been adjusted to reflect the Company’s 7-for-1 reverse stock split.  Par value per share was unchanged with the difference between the originally calculated par value of issued and outstanding shares and the adjusted amounts reclassified to additional paid-in capital for all periods.

In June 2012, the Company amended its Articles of Incorporation to increase the number of shares of the Company’s common stock authorized for issuance from 25,714,286 shares to 75,000,000 shares.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. At December 31, 2012, the Company has accumulated losses approximating $7,400,000, current liabilities that exceeded its current assets by approximately $1,547,000, shareholders' deficit of approximately $806,000, and has not yet produced operating income or positive cash flows from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and reduce the level of professional fees it incurs to address its losses and ability to continue to operate.  The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Consolidation Policy

The Company has various contractual relationships with William Kirby D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases, and guarantees.  The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to ASC 810, Consolidation.  The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk.  The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses.  Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives. Therefore, the results of William Kirby, D.O., Inc. are not consolidated into the results of the Company.

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. is summarized as follows:

	December 31,
	2012	2011
Current Assets
Management fee due from related party	$189,484	$283,923
Non-Current Assets
Assets under capital lease, net	39,064	74,844
Current Liabilities
Related party payables	-	20,095
Capital lease obligations, current portion	50,574	68,333
Long-Term Liabilities
Capital lease obligations, net of current portion	120,960	167,805

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

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Dr. Tattoff, Inc. formed two wholly owned subsidiaries during 2012, DRTHC I, LLC and DRTHC II, LLC that will be responsible for the operations of some of the new clinics that the Company has and will establish.  Our consolidated financial statements include the accounts of these two entities.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dr. Tattoff, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The Company’s financial instruments include cash and cash equivalents, management fee due from related party, prepaid expenses and other current assets, security deposits, accounts payable and accrued expenses, deferred revenue, accrued compensation, capital lease obligations, and notes payable.  Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL devices.  While the Company has sustained losses, the clinics where the lasers and IPL devices are located are either profitable or new and expected to be profitable.  As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic.  There were no impairments of long-lived assets at December 31, 2012 and 2011.

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

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

The Company operates the Dallas, Houston and Phoenix locations directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company.  The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets.

Patients who purchase a package of tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in management services expense on the accompanying statements of operations.  The Company recognized accrued expense of approximately $37,000 and $7,000 as of December 31, 2012 and December 31, 2011, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2012 and 2011, advertising expense was approximately $359,000 and $315,000, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards.  The Company has provided a 100% valuation allowance on such deferred tax asset at December 31, 2012 and 2011 (See Note 9, “Income Taxes”).

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10.  As of December 31, 2012, the open tax years of the Company were 2008 to 2012.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.  Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the years ended December 31, 2012 and 2011, respectively because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	2012	2011

Net loss available to common stockholders (numerator)	$(2,839,796)	$(2,474,358)

Weighted average shares outstanding (denominator)	15,983,905	13,014,163
Basic and diluted EPS	$(.18)	$(.19)

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive. The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	2012	2011
Warrants	3,150,434	269,558
Common stock options	1,048,351	909,418
Convertible promissory notes	987,500	-
	5,186,285	1,178,976

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases.  Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term.  As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur.  Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured.  The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $105,000 and $38,000 at December 31, 2012 and 2011, respectively.

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

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

A significant portion of the Company’s revenues in 2012 and 2011 were derived from a management services agreement relating to the Company’s California clinics pursuant to a management services agreement with William Kirby D.O., Inc.  If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician.  Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all.  The termination of the Company’s management services arrangement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Significant Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards.  The Company has implemented this guidance and its adoption has not had an impact on the Company’s consolidated financial condition, cash flows or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment, consists of the following at December 31:

	2012	2011

Equipment	$1,382,005	$1,095,657
Furniture and fixtures	93,129	74,070
Leasehold improvements	803,335	452,114
	2,278,469	1,621,841
Less accumulated depreciation and amortization	(967,160)	(692,937)
	$1,311,309	$928,904

Depreciation and amortization expense was approximately $282,000 and $235,000 for the years ended December 31, 2012 and 2011, respectively.

Assets under capital leases (gross) were approximately $511,000 and $511,000 at December 31, 2012 and 2011, respectively.  Amortization expense recorded for the assets under capital leases amounted to approximately $35,000 and $75,000 for the years ended December 31, 2012 and 2011, respectively.  Accumulated amortization of assets under capital leases was approximately $471,000 and $436,000 at December 31, 2012 and December 31, 2011, respectively.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 4.	NOTES PAYABLE AND SECURED SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

Notes payable consist of the following at December 31:

	2012	2011

Financed insurance premiums	$4,510	$3,460
Equipment promissory notes	313,268	250,592
	317,778	254,052
Less current portion	(195,819)	(99,371)
	$121,959	$154,681

Secured senior subordinated convertible promissory notes consist of the following at December 31:

	2012	2011

Secured senior subordinated convertible promissory notes	$592,500	$-
Less unamortized discount	(139,721)	-
	$452,779	$-

Financed Insurance Premiums

In February 2011, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of 12 months.  The 2011 note, in the principal amount of $34,000, bore interest at approximately 4.40% per annum, and was repayable in 10 monthly installments of $3,468.  The note matured in January 2012.  The balance outstanding on the note was $0 and $3,460 at December 31, 2012 and December 31, 2011, respectively.

In March 2012, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of 12 months.  The note, in the principal amount of $44,200, bears interest at approximately 4.87% per annum, and is repayable in 10 monthly installments of $4,519.  The note matures in January 2013.  The balance outstanding on the note was $4,510 and $0 at December 31, 2012 and December 31, 2011, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241.  The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $40,779 and $52,819 at December 31, 2012 and December 31, 2011, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $54,030 and $83,442 at December 31, 2012 and December 31, 2011, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $600.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $9,201 and $14,837 at December 31, 2012 and December 31, 2011, respectively.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $67,186 and $99,494 at December 31, 2012 and December 31, 2011, respectively.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $31,008 and $0 at December 31, 2012 and December 31, 2011, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas.  The note, in the principal amount of $59,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $2,683. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $45,715 and $0 at December 31, 2012 and December 31, 2011, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Phoenix, Arizona.  The note, in the principal amount of $67,996, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,044. The note matures in November 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $65,349 and $0 at December 31, 2012 and December 31, 2011, respectively.

Secured Senior Subordinated Convertible Promissory Notes

In May 2012, August 2012, September 2012, and October 2012, the Company issued $200,000, $255,000, $50,000, and $87,500 of secured senior convertible promissory notes, respectively.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions. The notes bear interest at 12% per annum, payable quarterly, and are due at maturity. The notes mature in May 2014 and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC.  The balance outstanding on the notes was $592,500 at December 31, 2012.  As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 740,625 shares of the Company’s Common Stock at an exercise price of $.75 per share. The relative fair values of the warrants at the time of issuance, determined by management to be $148,225 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .52-.72%; volatility of 72% and expected dividend yield of zero.  The notes also contained a beneficial conversion feature determined by management to be $31,066 in the aggregate which was recorded as a debt discount and will be amortized to interest expense over the term of the notes.  Amortization of the debt discount was $39,570 for the year ended December 31, 2012.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The following table sets forth the future maturities of the Company’s outstanding notes at December 31, 2012:

Years ending December 31,

2013	$195,819
2014	694,384
2015	20,075
Total	$910,278

NOTE 5.	CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at December 31:

	2012	2011
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65%, is payable monthly in principal and interest installments of $2,704 and matures in May 2018	$134,827	$154,735

$69,200 capital lease obligation on equipment. The lease bears interest at 14.95%, is payable monthly in principal and interest installments of $1,644 and matures in May 2013	7,920	25,051

$57,750 capital lease obligation on equipment. The lease bears interest at 9.15%, is payable monthly in principal and interest installments of $1,203 and matures in May 2013	7,029	19,113

$72,375 capital lease obligation on equipment. The lease bears interest at 9.11%, is payable monthly in principal and interest installments of $2,123 and matures in April 2014	21,758	37,239

Total capital lease obligations	171,534	236,138
Less current maturities	(50,574)	(68,333)
Long-term portion	$120,960	$167,805

The future minimum capital lease payments are as follows for the years ending December 31:

2013	$70,649
2014	40,934
2015	32,443
2016	32,443
2017	32,443
Thereafter	13,511

Total minimum lease payments	222,423
Less unamortized discount	(7,031)
Less amount representing interest	(43,858)
Present value of minimum lease payments	171,534
Less current maturities	(50,574)
Long-term portion	$120,960

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 6.	RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services.  The agreement covers four laser centers in southern California operated by the Company.  The Company had a $189,484 and $283,923 receivable due from William Kirby D.O., Inc. at December 31, 2012 and December 31, 2011, respectively. Subsequent to December 31, 2012, the receivable due from William Kirby, D.O., Inc. was paid in full.

Pursuant to the Management Services Agreement, the Company provides certain non-medical management, administrative, marketing and support services to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services, which such services include employment of all non-licensed administrative personnel including an on-site manager and receptionist for each site and all support personnel such as accounting, information technology, human resources, purchasing and maintenance.  The Company also provides certain supplies, furniture and equipment used at the practice sites.  The Company is also responsible for identifying and leasing the practice site locations and paying all rent, utilities and maintenance costs related thereto.  Under the Management Services Agreement, the Company also arranges third party marketing and advertising for the practice sites. The Company’s fee under the Management Services Agreement is a percentage of the fee for service receipts of William Kirby, D.O., Inc. and was approximately 70.3% and 73.5% for the years ended December 31, 2012 and 2011, respectively.

Medical Director Agreement

Effective January 1, 2010, the Company entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O.  The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each.  The agreement provides for an annual payment of $250,000 to William Kirby, D.O. for these services. The Company’s unpaid current obligation under the Medical Director Agreement was $0 and $20,095 at December 31, 2012 and 2011, respectively. The unpaid amounts are included in related party payables in the accompanying consolidated balance sheets.

Lease Guarantees

William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Encino, California.  Dr. Kirby personally guaranteed the lessee’s obligations under the Beverly Hills, Encino and Irvine, California leases. The Company and landlord amended the Beverly Hills, California lease in February 2013. The amendment extended the term by five years and released Dr. Kirby’s guarantee obligations. The Encino lease was terminated as of February 28, 2013 and the operations moved to a new location.  On July 21, 2011, the Company transferred its operations from the clinic located in Irvine, California to a clinic located in Santa Ana, California.  William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Irvine, California, and Dr. Kirby personally guaranteed the lessee’s obligations under such lease. The Company continues to occupy the space in Irvine, where it operates a call center and maintains administrative offices.  The Company (or one of its wholly-owned subsidiaries) is the named lessee under the lease for the clinics located in Beverly Hills, Montclair, Sherman Oaks and Santa Ana, California and the leases for the clinic in Dallas and Houston, Texas and Phoenix, Arizona.

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

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

NOTE 7.	EQUITY

Common Stock

In February 2011, the Company issued 14,037 shares of common stock in lieu of payment of $5,175 for consulting services and in April 2011 the Company issued 14,918 shares of common stock in lieu of payment of $5,500 for consulting services.

In April 2011, the Company adopted its 2011 Long-Term Incentive Plan (the “2011 LTIP”) to provide grants of equity for the purpose of enabling the Company to grant a range of equity incentives to directors, officers, employees, consultants, and other service providers of the Company and its affiliates.  Also, in April 2011, the Company issued 342,857 shares of common stock to directors pursuant to the 2011 LTIP.  The Company recorded compensation expense of approximately $126,000 in 2011 related to the stock grant, a value of $.3687 per share.  The Board of Directors determined that a value of $.3687 per Company common share represented fair market value for the stock grants and stock option grants issued between April and June 2011 based on recent sales of common stock and exchanges of services for common stock with unrelated third parties.  Compensation expense related to the stock grants is included in general and administrative expenses in the accompanying consolidated statements of operations.

In April 2011, the Company adopted its Short-Term Incentive Plan (the "STIP") to reward eligible executives based on the performance of the Company and the executive during the calendar year. Amounts payable under the STIP are determined based on achievement of Company and individual performance metrics approved annually by the compensation committee and independent directors. Annual bonuses under the STIP are paid in cash and equity. There were no awards under the STIP in 2011 or 2012.

In December of 2011, the Company sold 107,143 shares of common stock to one unaffiliated investor in a private placement for aggregate gross proceeds of $52,500.  The Company paid a commission of $5,250 to the selling agent in connection with the transaction.

In March 2012, the Company sold 606,610 shares of common stock in a private placement for aggregate gross proceeds of $297,240.  Of the shares sold, 337,428 were sold to members of the Company’s management or board of directors and other Company affiliates, representing gross proceeds of $165,340.  In July 2012, the Company sold 1,580,613 shares of common stock in a private placement for aggregate gross proceeds of $774,500.  In August 2012, the Company sold 444,693 shares of common stock in a private placement for aggregate gross proceeds of $217,899.    In September 2012, the Company sold 266,225 shares of common stock in a private placement for aggregate gross proceeds of $130,450 and issued 5,816 shares of common stock in lieu of payment of $2,849 for consulting service.  In October 2012, the Company sold 597,960 shares of common stock in a private placement for aggregate gross proceeds of $293,001 and issued 82,114 shares of common stock in exchange for services.

Stock Options

On January 21, 2011, the Company entered into a common stock purchase option agreement with Chicago Investments, Inc. to purchase a maximum of 1,356,204 shares (subject to standard anti-dilution adjustments) of the Company’s common stock at a fixed exercise price of $0.3687 per share; such option expiring on August 10, 2011. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $110,000 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.3687; strike price of $0.3687; expected life of seven months; risk-free interest rate of 0.2%; volatility of 74%; and expected dividend yield of zero.  Since this option was an equity instrument, its estimated fair value was be credited to additional paid-in capital.  Further, since it represents a cost directly related to a capital-raising transaction, GAAP dictates that this cost also be charged to additional paid-in capital.  Therefore, the net effect of accounting for this option is nil.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

On August 1, 2011, the Company and Chicago Investments, Inc. amended the common stock purchase option agreement they had entered into as of January 21, 2011.  In connection with the amendment, Chicago Investments, Inc. assigned its right to exercise the option with respect to 678,102 shares to CIBC Trust Company (Bahamas) Limited (“CIBC”) and the Company agreed to extend the term of the original option until August 10, 2012.  The Company accounted for the modification in terms by estimating the fair value of the option immediately preceding the modification and immediately following the modification using the Black-Scholes option-pricing model.  The estimated fair value of the aforementioned stock option approximated $24,000 immediately preceding the modification and $73,000 immediately following the modification. The Black-Scholes option-pricing model assumptions were: value of one common share of $0.3687; strike price of $0.3687; risk-free interest rate of 0.2%; volatility of 74%; and expected dividend yield of zero.  The expected life was 10 days immediately preceding the modification and one year immediately following.  Since this option is an equity instrument, its estimated fair value is credited to additional paid-in capital.  Further, since it represents a cost directly related to a capital-raising transaction, GAAP dictates that this cost also be charged to additional paid-in capital.  Therefore, the net effect of accounting for this option modification was nil.  On August 10, 2011, CIBC exercised the option and purchased 678,102 shares of the Company’s common stock for a purchase price of $250,000.  On December 27, 2011, Chicago Investments, Inc. exercised the remaining option and purchased 678,102 shares of the Company’s common stock for a purchase price of $250,000.

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

In March 2012, the Company granted 62,500 non-qualified stock options to an employee of William Kirby, D.O., Inc., vesting over four years with an exercise price of $.49.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $18,000 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 1.19%; volatility of 72%; and expected dividend yield of zero.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

In May 2012, two members of the Board of Directors each exercised an option to purchase 10,714 shares of Company common stock at a purchase price of $.3687 per share. The Company received aggregate proceeds of $7,900.

In July 2012, the Company granted 35,700 non-qualified stock options to a consultant, vesting over four months with an exercise price of $.49.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $12,200 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.60%; volatility of 73%; and expected dividend yield of zero.

In September 2012, the Company granted 25,000 incentive stock options to an employee, vesting over five years with an exercise price of $.49.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $7,300 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.67%; volatility of 73%; and expected dividend yield of zero.

In November 2012, the Company granted 5,000 non-qualified options to a consultant, vesting over five years with an exercise price of $.49.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $1,500 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.63%; volatility of 73%; and expected dividend yield of zero.

In November 2012, the Company granted 17,185 incentive options to executive officers, 4,639 incentive options to other employees of the Company and 10,337 non-qualified options to employees of William Kirby, D.O., Inc., vesting immediately with an exercise price of $.49.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $9,400 on their issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.63%; volatility of 73%; and expected dividend yield of zero.

The Company recognized compensation expense of approximately $71,000 and $217,000, respectively for the years ended December 31, 2012 and 2011, related to the options and grants, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes stock option activity for the twelve months ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2011	909,418	$.3687	$.3687

Granted	160,361	.49	.49
Exercised	(21,428)	.3687	.3687
Forfeited or Expired	-	-	-
Outstanding at December 31, 2012	1,048,351	$.3873	$.3873

Exercisable at December 31, 2012	350,270	$.3976	$.3976

Vested and expected to vest at December 31, 2012	1,048,351	$.3873	$.3873

The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2012 was $2,599. The aggregate intrinsic value of outstanding options was approximately $108,000 at December 31, 2012.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Warrants

In March 2011, the Company issued fully vested warrants to a third party to purchase 128,840 shares of the Company’s common stock at a purchase price of $.3710 per share.  The warrants were issued pursuant to a services agreement and expire on July 26, 2015.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.3687, expected life of five years; risk free interest rate of 2.22%; volatility of 74% and expected dividend yield of zero. The Company has analyzed these warrants and determined them to be equity instruments. The estimated fair value at issuance of $27,900 was recognized as “consulting services” and is included within “general and administrative” expenses on the accompanying consolidated statements of operations and “additional paid-in capital” on the accompanying consolidated balance sheets.

In December 2011, the Company issued fully vested warrants to a third party to purchase 53,572 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants were issued in connection with the sale of Company common stock in a private placement and expire on December 28, 2016.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .83%; volatility of 74% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrant at issuance of $14,700 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrant was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with the sale of common stock in a private placement in March 2012, the Company issued fully vested warrants to purchase 303,305 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on April 2, 2017. Warrants to purchase 168,714 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.03%; volatility of 70% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $79,500 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in May 2012, the Company issued fully vested five year warrants to purchase 250,000 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on May 31, 2017. Warrants to purchase 250,000 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .72%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $60,100 and the convertible notes issues in the offering.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with the sale of common stock in a private placement in July 2012, the Company issued fully vested warrants to purchase 790,307 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on July 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .60%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $210,800 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

In connection with the sale of common stock in a private placement in August 2012, the Company issued fully vested warrants to purchase 222,346 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on August 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .59%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $59,300 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in August 2012, the Company issued fully vested five year warrants to purchase 318,750 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on August 31, 2017. Warrants to purchase 318,750 shares were issued to third party investors in connection with their participation in the private placement. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .51%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $58,650 and the convertible notes issues in the offering.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In August 2012 the Company issued fully vested warrants to purchase 400,000 shares of the Company’s common stock at a purchase price of $.49 per share in exchange for consulting services to be delivered over a twelve month period.  The warrants expire on August 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero. The Company has analyzed these warrants and determined them to be equity instruments. The estimated fair value of the warrants at issuance of $114,800 was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets and the consulting expense included in “general and administrative” expense on the accompanying consolidated statements of operations.

In connection with the sale of common stock in a private placement in September 2012, the Company issued fully vested warrants to purchase 133,113 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on September 30, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $35,500 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in September 2012, the Company issued fully vested five year warrants to purchase 62,500 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on September 30, 2017. Warrants to purchase 62,500 shares were issued to a member of the board of directors in connection with their participation in the private placement. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $9,350 and the convertible notes issues in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

In connection with the sale of common stock in a private placement and the issuance of common stock in exchange for services in October 2012, the Company issued fully vested warrants to purchase 340,037 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on October 30, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .59%; volatility of 73% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $92,600 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

 In connection with issuance of the secured senior subordinated convertible notes in a private placement in October 2012, the Company issued fully vested five year warrants to purchase 109,275 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on October 30, 2017. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .72%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $20,125 and the convertible notes issues in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In November 2012, the Company issued fully vested warrants to a third party to purchase 20,000 shares of the Company’s common stock at a purchase price of $.49 per share.  The warrants were issued in exchange for services and expire on November 12, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .63%; volatility of 73% and expected dividend yield of zero. The Company has analyzed these warrants and determined them to be equity instruments. The estimated fair value at issuance of $5,800 was recognized as “consulting services” and is included within “general and administrative” expenses on the accompanying consolidated statements of operations and “additional paid-in capital” on the accompanying consolidated balance sheets.

The following tables summarize the warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2011	87,146	$2.19	.9
Granted	182,412	.44	4.0
Exercised	-	-	-
Expired or cancelled	-	-	-
Exercisable at December 31, 2011	269,558	1.28	2.9
Granted	2,949,633	.62	4.6
Exercised	-	-	-
Expired or cancelled	68,757	2.13	-
Exercisable at December 31, 2012	3,150,434	$.64	4.5

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
18,390	$5.60-7.00	2013	$2.40
128,840.37		2015	.37
53,571.59		2016	.59
2,949,633	.49-.75	2017	.62
3,150,434	$.37-7.00		$.62

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in legal matters which arise in the normal course of operations. Management believes, based in part on the advice of legal counsel, that the resolution of such matters will not have a material adverse effect on the consolidated financial position of the Company.

Operating Leases

The Company leases, its Encino, California clinic and Irvine, California office from William Kirby, D.O., Inc., a related party.  William Kirby D.O is the named lessee under these leases that expire through 2013 and Dr. William Kirby, the sole shareholder of William Kirby D.O., personally guaranteed the lessee’s obligations under these leases.  The lease for the Encino, California location was terminated in February 2013.  The Company leased its clinics located in Beverly Hills, Santa Ana and Montclair, California; Dallas, Houston, Ft. Worth and Sugar Land, Texas; Phoenix, Arizona, and Atlanta, Georgia from unrelated third parties, which expire through 2017.  In August 2012, the Company entered into a lease with an unrelated third party for a clinic in Sherman Oaks, California, which expires in 2017.  The Company relocated the clinic in Encino, California to Sherman Oaks, California in February 2013.  Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows for the years ending December 31:

2013	$530,775
2014	565,398
2015	585,433
2016	490,220
2017	370,026
Thereafter	121,339
$2,663,191

Rent expense relating to related party leases for the years ended December 31, 2012 and December 31, 2011 approximated $198,000 and $198,000, respectively.  Rent expense related to third party leases for the years ended December 31, 2012 and December 31, 2011 approximated $239,000 and $93,000, respectively.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 9.	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

The components of the provision for income taxes for the years ended December 31, 2012 and 2011 is comprised of the following:

	2012	2011

Current
Federal	$–	$–
State	800	800
	800	800
Deferred
Federal	–	–
State	–	–

Total	$800	$800

The difference between income taxes at statutory rates and the amount presented in the consolidated financial statements is a result of the following for the years ended December 31, 2012 and 2011:

	2012		2011

Computed expected income tax benefit at federal statutory rates	34%		34%
Addition to (reduction in) income taxes resulting from:
State income taxes, net of federal benefit	6%		6%
Other	-%		-%
Valuation allowance	(40%	)	(40%	)
Total	0%		0%

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities. Significant components of deferred taxes at December 31, 2012 and 2011 are set forth below:

	2012	2011

Net operating loss carryforwards	$3,150,000	$2,012,000
Other	209,000	266,000
Less valuation allowance	(3,359,000)	(2,278,000)
Net deferred tax assets	$–	$–

The Company has federal tax net operating loss carryforwards of approximately $6,200,000 and $5,100,000, at December 31, 2012 and December 31, 2011, respectively, both of which will begin expiring in 2028.  The Company has California state tax net operating loss carryforwards of approximately $5,500,000 and $4,500,000, at December 31, 2012 and December 31, 2011, respectively, which will begin expiring in 2028.  The amount of net operating loss carry forward that can be used in any one year may be limited by significant changes in ownership as defined by section 382 of the Internal Revenue Code and similar state tax laws.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under ASC 740.  Accordingly, the Company has recorded a 100% valuation allowance to offset the net deferred tax assets at December 31, 2012 and 2011. For the years ended December 31, 2012 and 2011, the Company’s change in valuation allowance was approximately $1,081,000 and $943,000, respectively.

The Company will recognize interest and penalties related to unrecognized tax benefits and penalties as income tax expense.  As of December 31, 2012, the Company has not recognized liabilities for penalties and interest as the Company does not have liabilities for unrecognized tax benefits.  The Company’s income tax returns are subject to examination by the taxing authorities, generally 3 years for federal and 4 years for state (California).

NOTE 10.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these consolidated financial statements have been issued.

On January 4, 2013,  the Company entered into an amended lease with the landlord with respect to its clinic in Beverly Hills, CA. The amendment extended the term of the lease by five years. The amendment also released William Kirby, D.O. from his guaranty obligations under the lease.

On January 9, 2013, the Company issued $300,000 of secured senior convertible promissory notes. The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions. The notes bear interest at 12% per annum, payable quarterly, and are due at maturity. The notes mature in December 2015 and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC II, LLC. As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 375,000 shares of the Company’s Common Stock at an exercise price of $.75 per share.

In January 2013 the Company commenced an offering of up to $1,500,000 of its Common Stock, with an over-allotment option of up to $500,000, at a purchase price of $.55 per share. The offering is being made to accredited investors pursuant to a private placement memorandum.  Investors purchasing common stock in the offering will also receive a five year warrant to purchase .75 shares of Common Stock at an exercise price of $.65 per share. The offering expires May 31, 2003 but may be extended by the Company for two consecutive 30 day periods.

In January 2013, the Company commenced an offering of up to $500,000 in Secured Senior Subordinated Convertible Promissory Notes, with an over-allotment option of up to $250,000. The Notes will be secured by a pledge of all of the Company’s equity interests in a newly created, wholly owned subsidiary through which financed clinics will be established.  The Notes bear interest at 12% per annum, are convertible into Common Stock of the Company at an initial conversion price of $.60 per share, and mature on May 31, 2015. The Notes are being offered to accredited investors pursuant to a private placement memorandum. Investors purchasing the notes will also receive a five year warrant to purchase 1.25 shares of Common Stock at an exercise price of $.75 for each $1.00 principal amount of Notes purchased. The offering expires May 31, 2003 but may be extended by the Company for two consecutive 30 day periods.

In February 2013, the Company sold $200,000 in Secured Promissory Notes. The Notes bear interest at 18% per annum and are due on August 15, 2013. The notes are secured by an interest in the Company’s proceeds from tenant improvement allowances due with respect to the Company’s clinics in Sugar Land and Ft. Worth, Texas and Atlanta, Georgia.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date:  March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	March 22, 2013
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark Edwards	Chief Financial Officer	March 22, 2013
Mark Edwards

DIRECTORS

/s/ Eugene Bauer	Chairman of the Board	March 22, 2013
Eugene Bauer

/s/ Gene Burleson	Director	March 22, 2013
Gene Burleson

/s/ Joel Kanter	Director	March 22, 2013
Joel Kanter

/s/ William Kirby	Director	March 22, 2013
William Kirby

/s/ John P. Keefe	Director	March 22, 2013
John P. Keefe