Form 10-Q
period 2013-03-31
DR. TATTOFF, INC.
filed 2013-05-15
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 30, 2013 was 18,927,929.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

March 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
DR. TATTOFF, INC.
 CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,794	$318,394
Management fee due from related party	257,355	189,484
Prepaid expenses and other current assets	214,820	138,927
Total current assets	537,969	646,805
Property and equipment, net	1,525,740	1,311,309
Other assets	332,953	230,517
Total assets	$2,396,662	$2,188,631
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$684,655	$504,074
Accrued expenses and other liabilities	504,585	502,052
Warrant liability	-	1,600
Deferred revenue	717,094	502,795
Accrued compensation	305,296	237,357
Proceeds of pending offering of convertible notes	-	200,000
Notes payable, current portion	506,681	195,819
Capital lease obligations, current portion (related party)	41,877	50,574
Total current liabilities	2,760,188	2,194,271
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion (related party)	112,946	120,960
Secured senior subordinated convertible promissory notes, net of unamortized discount of $190,400 at March 31, 2013 and $139,721 at December 31, 2012, respectively	702,100	452,779
Notes payable, net of current portion	148,179	121,959
Deferred rent	207,244	104,740
Total liabilities	3,930,657	2,994,709
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value, 75,000,000 authorized, 18,927,929 and 18,332,803 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,893	1,833
Additional paid-in capital	7,124,002	6,599,446
Accumulated deficit	(8,659,890)	(7,407,357)
Total shareholders’ deficit	(1,533,995)	(806,078)
Total liabilities and shareholders’ deficit	$2,396,662	$2,188,631

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues from related party	$692,735	$720,977
Owned clinic revenues	217,403	43,527
	910,138	764,504
Operating costs and expenses
Clinic operating expenses	809,729	520,661
General and administrative expenses	1,005,548	648,925
Marketing and advertising	179,754	125,748
Depreciation and amortization	87,609	66,993

Loss from operations	(1,172,502)	(597,823)

Interest expense	(81,631)	(21,299)
Other income	1,600	1,205

Loss from operations before provisions for income taxes	(1,252,533)	(617,917)

Provision for income taxes	-	-

Net loss	$(1,252,533)	$(617,917)

Basic and diluted net loss per share applicable to common shareholders	$(.07)	$(.04)

Weighted average common shares outstanding – basic and diluted	18,452,656	14,733,821

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders Deficit
	Shares	Par Value

BALANCE - December 31, 2012	18,332,803	$1,833	$6,599,446	$(7,407,357)	$(806,078)

Sale of common stock	136,365	14	74,987	-	75,001
Exercise of common stock options	35,700	4	17,489	-	17,493
Services paid in stock	423,061	42	207,258	-	207,300
Warrants issued for service	-	-	28,700	-	28,700
Stock compensation expense	-	-	63,668	-	63,668
Beneficial conversion feature on convertible notes	-	-	14,000	-	14,000
Warrants issued with convertible notes	-	-	118,454	-	118,454
Net loss	-	-	-	(1,252,533)	(1,252,533)

BALANCE – March 31, 2013 (unaudited)	18,927,929	$1,893	$7,124,002	$(8,659,890)	$(1,533,995)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,252,533)	$(617,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,609	66,993
Amortization of debt discount to interest	41,617	-
Stock compensation expense	63,668	12,124
Services paid for in stock and warrants	236,000	-
Change in fair value of warrant liabilities	(1,600)	(1,205)
Changes in operating assets and liabilities:
Management fee due from related party	(67,871)	(29,978)
Prepaid expenses and other current assets	55,964	10,947
Other assets	(104,387)	(-)
Accounts payable	180,580	125,142
Accrued expenses and other liabilities	2,534	30,004
Deferred revenue	214,299	114,310
Related party payable	-	5,849
Accrued compensation	67,939	36,100
Deferred rent	102,504	15,710
Net cash used in operating activities	(373,677)	(231,921)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(184,214)	(40,173)
Net cash used in investing activities	(184,214)	(40,173)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(17,763)	(15,406)
Principal payments on notes payable	(69,440)	(13,900)
Proceeds from sale of common stock	75,001	297,240
Proceeds from issuance of notes	300,000	-
Proceeds from exercise of stock options	17,493	-
Net cash provided by financing activities	305,291	267,934
Net decrease in cash and cash equivalents	(252,600)	(4,160)
Cash and cash equivalents – beginning of period	318,394	110,787
Cash and cash equivalents – end of period	$65,794	$106,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$28,883	$18,487
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$115,875	$-
Financing of insurance premiums	$131,858	$59,765

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND NATURE OF OPERATIONS

Organization

Dr. Tattoff, Inc., a Florida corporation formed in 2004, directly and though its wholly-owned subsidiaries DRTHC I, LLC and DRTHC II, LLC, Delaware limited liability companies (collectively with Dr. Tattoff, Inc., the “Company”) operates clinics and provides marketing and practice management services to licensed physicians who primarily perform laser tattoo removal services.  The Company currently operates clinics in Dallas, Houston, and Sugar Land, Texas and Phoenix, Arizona and provides services under a management services agreement with a contracting physician at four Southern California locations whereby the Company provides management, administrative, marketing and support services, insurance, and equipment at the clinical site.  The contracting physician’s medical personnel provide laser tattoo removal services.

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.  At March 31, 2013, the Company has accumulated losses approximating $8,660,000, current liabilities that exceeded its current assets by approximately $2,220,000, shareholders’ deficit of approximately $1,530,000, and has not yet produced operating income or positive cash flows from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and also to work to reduce the level of professional fees it incurs to address its losses and ability to continue to operate.  The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

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

Consolidation Policy

The Company has various contractual relationships with William Kirby D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases, and guarantees.  The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation.  The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk.  The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses.  Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives.  Therefore the results of William Kirby D.O., Inc. are not consolidated into the results of the Company

The carrying amount and classification of assets and liabilities in the accompanying consolidated balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
Current Assets
Management fee due from related party	$257,355	$189,484
Non-Current Assets
Assets under capital lease, net	34,576	39,064
Current Liabilities
Capital lease obligations, current portion	41,877	50,574
Long-Term Liabilities
Capital lease obligations, net of current portion	112,946	120,960

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

Dr. Tattoff, Inc. formed two wholly owned subsidiaries during 2012, DRTHC I, LLC and DRTHC II, LLC that will be responsible for the operations of some of the new clinics that the Company has and will establish.  The consolidated financial statements include the accounts of these two entities.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dr. Tattoff, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2012.  The balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

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

The Company’s financial instruments include cash and cash equivalents, management fee due from related party, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities deferred revenue, accrued compensation, capital lease obligations and notes payable. The carrying amounts of management fee due from related party, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, deferred revenue and accrued compensation approximate their fair values due to the short maturity of these instruments. The carrying amounts of capital leases and notes payable approximates their fair value as these instruments earn or are charged interest based on prevailing rates.

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are profitable.  As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic.  There were no impairments of long-lived assets at March 31, 2013 and December 31, 2012.

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

Revenue Recognition

Currently, the majority of the Company’s revenues are derived from management services provided to William Kirby D.O., Inc., a related party, for the Company’s non-owned clinics.  The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the management services agreement with William Kirby, D.O., Inc. - See Note 6, “Related Party Transactions”) with no upfront fees paid by William Kirby D.O., Inc.  The management services agreement with William Kirby D.O., Inc. covers all of the Company’s California locations.

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

The Company owns and operates the Dallas, Houston, Sugar Land and Phoenix locations directly, not pursuant to a management services agreement with a physician.  Accordingly, patients contract with the Company and pay for the services they receive directly to the Company.  The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments.  Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets.

Patients who purchase tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations.  The Company recognized accrued expense of approximately $49,000 and $37,000 as of March 31, 2013 and December 31, 2012, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred.  For the three months periods ended March 31, 2013 and 2012, advertising expense was approximately $180,000 and $126,000, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards. The Company has provided a 100% valuation allowance on such deferred tax assets at March 31, 2013 and December 31, 2012.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10.  As of March 31, 2013, the open tax years of the Company were 2008 to 2012.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.  Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Net loss available to common stockholders (numerator)	$(1,252,533)	$(617,917)
Weighted average shares outstanding (denominator)	18,452,656	14,733,821
Basic and diluted EPS	$(.07)	$(.04)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	March 31,
	2013	2012
Warrants	3,966,461	572,858
Common stock options	1,412,698	909,418
Convertible promissory notes	1,487,500	-
	6,866,659	1,482,276

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases.  Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term.  As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur.  Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured.  The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $207,000 at March 31, 2013 and $105,000 at December 31, 2012.

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

A significant amount of the Company’s revenues for the three months ended March 31, 2013 and 2012 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics.  If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician.  Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all.  The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)

Equipment	$1,525,984	$1,382,005
Furniture and fixtures	115,543	93,129
Leasehold improvements	937,031	803,335
	2,578,558	2,278,469
Less accumulated depreciation and amortization	(1,052,818)	(967,160)
	$1,525,740	$1,311,309

Depreciation and amortization expense was approximately $88,000 and $64,000 for the three months ended March 31, 2013 and 2012, respectively.

Assets under capital leases (gross) were approximately $511,000 and $511,000 at March 31, 2013 and December 31, 2012, respectively.  Amortization expense recorded for the assets under capital leases amounted to approximately $6,000 and $14,000 for the three months ended March 31, 2013 and 2012, respectively.  Accumulated amortization of assets under capital leases was approximately $476,000 and $471,000 at March 31, 2013 and December 31, 2012, respectively.

NOTE 4.    NOTES PAYABLE AND SECURED SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

Notes payable consist of the following:

	March 31, 2013 (Unaudited)	December 31, 2012

Financed insurance premiums	$101,171	$4,510
Equipment promissory notes	394,901	313,268
Tenant improvement secured loan	200,000	-
	696,072	317,778
Less unamortized discount	(41,212)	-
Less current portion	(506,681)	(195,819)
	$148,179	$121,959

Secured senior subordinated convertible promissory notes payable consist of the following:

	March 31, 2013 (Unaudited)	December 31, 2012

Secured senior subordinated convertible promissory notes	$892,500	$592,500
Less unamortized discount	(190,400)	(139,721)
	$702,100	$452,779

Financed Insurance Premiums

In January 2013, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice, property, casualty and employment liability insurance for a period of 10 months.  The note, in the principal amount of $81,859, bears interest at approximately 7.7% per annum, and is repayable in one installment of $3,948 and nine installments of $8,964.  The note matures in October 2013.  The balance outstanding on the note was $61,173 and $0 at March 31, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of nine months.  The note, in the principal amount of $44,876, bears interest at approximately 6.6% per annum, and is repayable in nine monthly installments of $5,124.  The note matures in December 2013.  The balance outstanding on the note was $39,998 and $0 at March 31, 2013 and December 31, 2012, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241.  The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $38,701 and $40,779 at March 31, 2013 and December 31, 2012, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $54,030 and $54,030 at March 31, 2013 and December 31, 2012, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $600.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $7,731 and $9,201 at March 31, 2013 and December 31, 2012, respectively.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $60,625 and $67,186 at March 31, 2013 and December 31, 2012, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $27,996 and $31,008 at March 31, 2013 and December 31, 2012, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas.  The note, in the principal amount of $59,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $2,683.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $38,424 and $45,715 at March 31, 2013 and December 31, 2012, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Phoenix, Arizona.  The note, in the principal amount of $67,996, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,044.  The note matures in November 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $57,312 and $65,349 at March 31, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $39,995, bears interest at approximately 5% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in March 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $37,558 and $0 at March 31, 2013 and December 31, 2012, respectively.

In March 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Sugar Land, Texas (a suburb of Houston).  The note, in the principal amount of $75,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,399. The note matures in March 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $72,521 and $0 at March 31, 2013 and December 31, 2012, respectively.

Tenant Improvement Secured Loan

In February, 2013, the Company issued $200,000 in notes, secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics. The notes bear interest at 15% and are due on August 15, 2013. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 218,750 shares of the Company’s Common Stock at an exercise price of $.60 per share.  The relative fair values of the warrants at the time of issuance, determined by management to be $49,454 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of .08%; volatility of 72% and expected dividend yield of zero. Amortization of the debt discount was $8,242 for the three months ended March 31, 2013 and $0 for the year ended December 31, 2012.

Secured Senior Subordinated Convertible Promissory Notes

In May 2012, August 2012, September 2012, October 2012 and January 2013, the Company issued $200,000, $255,000, $50,000, $87,500 and $300,000 of secured senior convertible promissory notes, respectively.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, payable quarterly, and are due at maturity.  The notes mature in May 2014 or December 2015 (with respect to the notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013).  The balance outstanding on the notes was $892,500 and $592,500 at March 31, 2013 and December 31, 2012 respectively.  As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 1,115,625 shares of the Company’s Common Stock at an exercise price of $.75 per share.  The relative fair values of the warrants at the time of issuance, determined by management to be $217,225 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .52-.72%; volatility of 72% and expected dividend yield of zero.  The notes also contained a beneficial conversion feature determined by management to be $45,066 in the aggregate which was recorded as a debt discount and will be amortized to interest expense over the term of the notes.  Amortization of the debt discount was $32,320 for the three months ended March 31, 2013 and $39,570 for the year ended December 31, 2012.

The following table sets forth the future maturities of the Company’s outstanding notes payable:

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
2013	$547,893	$195,819
2014	715,826	694,384
2015	324,853	20,075
Total	$1,588,572	$910,278

NOTE 5.    CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following:

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018	$131,574	$134,827

$69,200 capital lease obligation on equipment. The lease bears interest at 14.95% per annum, is payable monthly in principal and interest installments of $1,644 and matures in May 2013	3,225	7,920

$57,750 capital lease obligation on equipment. The lease bears interest at 9.15% per annum, is payable monthly in principal and interest installments of $1,203 and matures in May 2013	2,378	7,029

$72,375 capital lease obligation on equipment. The lease bears interest at 9.11% per annum, is payable monthly in principal and interest installments of $2,123 and matures in April 2014	17,646	21,758

Total minimum lease payments	154,823	171,534
Less current maturities	(41,877)	(50,574)
Long-term portion	$112,946	$120,960

The future minimum capital lease payments are as follows:

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
2013	$49,127	$70,649
2014	40,934	40,934
2015	32,443	32,443
2016	32,443	32,443
2017	32,443	32,443
Thereafter	13,511	13,511
Total minimum lease payments	200,901	222,423
Unamortized discount	(5,977)	(7,031)
Less amount representing interest	(40,101)	(43,858)
Present value of minimum lease payments	154,823	171,534
Less current maturities	(41,877)	(50,574)
Long-term portion	$112,946	$120,960

NOTE 6.    RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management services agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo and hair removal services.  The agreement covers four laser centers in southern California operated by the Company.  The Company had a $257,355 and $189,484 receivable due from William Kirby D.O., Inc. at March 31, 2013 and December 31, 2012, respectively.

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

Medical Director Agreement

Effective January 1, 2010, the Company entered into a medical director agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O., Inc.  The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each.  The agreement provides for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services. As of March 31, 2013  and December 31, 2012 no amounts remain unpaid.

Lease Guarantees

William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Encino, California.  Dr. Kirby personally guaranteed the lessee’s obligations under the Beverly Hills, Encino and Irvine, California leases.  The Company and landlord amended the Beverly Hills, California lease in February 2013.  The amendment extended the term by five years and released Dr. Kirby’s guarantee obligations.  The Encino lease was terminated as of February 28, 2013 and the operations moved to a new location.  On July 21, 2011, the Company transferred its operations from the clinic located in Irvine, California to a clinic located in Santa Ana, California.  William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Irvine, California, and Dr. Kirby personally guaranteed the lessee’s obligations under such lease.  The Company continues to occupy the space in Irvine, where it operates a call center and maintains administrative offices.  The Company (or one of its wholly-owned subsidiaries) is the named lessee under the lease for the clinics located in Beverly Hills, Montclair, Sherman Oaks and Santa Ana, California and the leases for the clinic in Dallas, Houston, and Sugar Land, Texas and Phoenix, Arizona.

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

NOTE 7.	EQUITY

Common Stock

 In January 2013, the Company issued 35,700 shares of common stock to an employee pursuant to the exercise of an incentive stock option.  The Company received gross proceeds of approximately $17,500 in connection with the option exercise.  In March 2013, the Company sold 136,365 shares of common stock in a private placement for aggregate gross proceeds of approximately $75,000 and issued 423,061 shares of common stock valued at $.49 per share in exchange for services including an aggregate of 270,000 shares of common stock issued to the Comapny’s three independent directors as compensation for serving in such capacity and 153,061 shares issued to a consultant in connection with brand development.

Stock Options

In January 2013, the Company granted 61,225 incentive stock options to an employee as part of his compensation package, vesting over twelve months with an exercise price of $.49.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $17,300 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.67%; volatility of 73%; and expected dividend yield of zero.

In March 2013, the Company granted 24,041 incentive options to executive officers, 13,264 incentive options to other employees of the Company and 6,517 non-qualified options to employees of William Kirby, D.O., Inc., vesting immediately with an exercise price of $.49 as consideration for their agreement to defer compensation.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $14,000 on their issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.63%; volatility of 73%; and expected dividend yield of zero. Also in March 2013, the Company granted 20,000 non-qualified options to each of the three independent members of its Board of Directors, vesting immediately and 45,000 options to each of the three independent members of its Board of Directors vesting 50% immediately and 25% on each the first and second anniversary of the grant date, with an exercise price of $.49 per share as compensation for serving on the Company’s Board of Directors. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $52,000 on their issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.63%; volatility of 73%; and expected dividend yield of zero. Also in March 2013, the Company granted 10,000 non-qualified options to each of five members of its medical advisory board, with 25% vesting immediately and 25% vesting on each of the first, second and third anniversary of the grant date with an exercise price of $.49 per share. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $13,400 on their issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.63%; volatility of 73%; and expected dividend yield of zero. Also in March 2013, the Company granted 10,000 non-qualified options to each of five members of its medical advisory board, vesting 25% on each of the first through fourth anniversary of the grant date with an exercise price of $.55 per share. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $13,400 on their issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.63%; volatility of 73%; and expected dividend yield of zero.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012 (audited)	1,048,351	$.3873	$.3873
Granted (unaudited)	400,047	.4973	.49
Exercised (unaudited)	(35,700)	.49	.49
Forfeited or Expired (unaudited)	-	-	-
Outstanding at March 31, 2013 (unaudited)	1,412,698	$.4159	$.4138

Exercisable at March 31, 2013 (unaudited)	508,596	$.4264	$.4138
Vested and expected to vest at March 31, 2013 (unaudited)	1,412,698	$.4159	$.4138

The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 was $0. The aggregate intrinsic value of options outstanding at March 31, 2013 was aproximately $104,681.

Warrants

In January 2013, the Company issued five year warrants to purchase 30,613 shares of the Company’s common stock at a purchase price of $.595 per share to an employee as part of his compensation package.  The warrants vest on a monthly basis through January 1, 2014 at which time the warrant will be fully vested. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero. The company has analyzed these warrants and determined them to be equity instruments, accordingly the estimated fair value at issuance of $8,200 was recognized as “compensation expense” and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in January 2013, the Company issued fully vested five year warrants to purchase 375,000 shares of the Company’s common stock at a purchase price of $.75 per share as additional consideration to the investors, including 250,000 warrant shares to two members of the Company’s Board of Directors. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .088%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $89,500 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

In connection with issuance of the tenant improvement secured loan in February 2013, the Company issued fully vested five year warrants to purchase 218,750 shares of the Company’s common stock at a purchase price of $.60 per share as additional consideration to the investors, including 62,500 warrant shares to members of the Company’s Board of Directors and management. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .08%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the tenant improvement secured loan were allocated between the estimated fair value of the warrants at issuance of $65,700 and the notes issued in the offering.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the  consolidated balance sheets.

In March 2013, the Company issued fully vested five year warrants to purchase 76,530 shares of the Company’s common stock at a purchase price of $.595 per share to a service provider as additional consideration for services provided. The warrant expires on January 15, 2018. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero. The Company has analyzed these warrants and determined them to be equity instruments. The estimated fair value at issuance of $20,500 was recognized as “consulting expense” and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

In connection with the sale of common stock in a private placement in March 2013, the Company issued fully vested warrants to purchase 102,274 shares of the Company’s common stock at a purchase price of $.65 per share as additional consideration to the investors.  The warrants expire on March 12, 2018.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .088%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $26,000 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012 (audited)	3,150,434	$.64	4.5
Granted (unaudited)	834,417	.67	4.9
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(18,390)	2.40	-
Exercisable at March 31, 2013 (unaudited)	3,966,461	$.62	4.4

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
128,840	.37	2015	.37
53,571	.59	2016	.59
2,949,633	.49-.75	2017	.62
834,417	.59-.75	2018	.67
3,966,461	$.37-.75		$.62

NOTE 8.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased its Encino, California clinic and leases its Irvine, California office from William Kirby, D.O., Inc., a related party.  William Kirby D.O is the named lessee under these leases that expire through 2013 and Dr. William Kirby, the sole shareholder of William Kirby D.O., personally guaranteed the lessee’s obligations under these leases.  The lease for the Encino, California location was terminated in February 2013.  The Company leased its clinics located in Beverly Hills, Santa Ana, Sherman Oaks and Montclair, California; Dallas, Houston, Ft. Worth and Sugar Land, Texas; Phoenix, Arizona, and Atlanta, Georgia from unrelated third parties, which expire through 2017.  In August 2012, the Company entered into a lease with an unrelated third party for a clinic in Sherman Oaks, California, which expires in 2017.  The Company relocated the clinic in Encino, California to Sherman Oaks, California in February 2013.  Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows at March 31, 2013:

2013 (nine months)	$461,105
2014	588,729
2015	608,829
2016	516,863
2017	389,271
Thereafter	117,218
$2,682,015

Rent expense relating to related party leases for the three months ended March 31, 2013 and 2012 approximated $46,000 and $48,000, respectively.  Rent expense related to third party leases for the three months ended March 31, 2013 and 2012 approximated $114,000 and $55,000, respectively.

NOTE 9.    SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these consolidated financial statements have been issued.

In April 2013, the Company commenced an offering of up to $2,000,000 in Senior Subordinated Convertible Promissory Notes, with an over-allotment option of up to $500,000. The Notes are unsecured.  The Notes bear interest at 7% per annum, are convertible into Common Stock of the Company at an initial conversion price of $0.65 per share, and mature eighteen months after the initial closing on the offering. If a Qualified Transaction has occurred, then the Note holders will be required to convert their Notes at the time of closing of the Qualified Transaction at the lower of $0.65 or 25% less than the Qualified Transaction price, subject to adjustment as described in the Notes. A Qualified Transaction is a registered public offering resulting in gross proceeds to the Company of at least $4 million and which results in the Company being listed on a national exchange or a merger with another company that results in gross proceeds to the Company of at least $4 million and which results in either the Company or the surviving company of the merger being listed on a national exchange. The Notes are being offered to accredited investors pursuant to a private placement memorandum. For every four shares of common stock that an investor receives upon conversion, investors will also receive a fully vested five year warrant to purchase one share of Common Stock at an exercise price equal to 120% of the conversion price. The offering expires August 31, 2013 but may be extended by the Company for two consecutive 30 day periods.

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

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives, future results, levels of activity, performance or plans will be achieved.  We caution that these statements are further qualified by important factors that could cause actual results to materially differ from those contemplated in the forward-looking statements, including, without limitation, the following:

●	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2012;

●	our failure to generate significant revenues from operations;

●	the availability and cost of capital required to fund our current and future operations;

●	Federal, state and local law and regulation, including regulation of the services provided at our clinics;

●	our failure to execute our business plan;

●	our failure to effectively execute our marketing strategies;

●	our failure to identify or negotiate new real property leases on reasonable terms as part of our expansion plans;

●	our ability to renew existing leases on reasonable terms;

●	the effect of competition in our industry;

●	our ability to protect our intellectual property;

●	our exposure to litigation;

●	our dependence on key management and other personnel, including the physicians providing services at our clinics;

●	a decline in the demand for services provided at our clinics;

●	the ability of holders of our securities to effect resales of our securities; and

●	the effect of adverse economic conditions generally, and on discretionary consumer spending and the availability of credit.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three month periods ending March 31, 2013 and 2012.

Liquidity and Capital Resources.  This section provides an analysis of the Company’s cash flows for the three months ending March 31, 2013 and 2012.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.  The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law.  We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician.  This arrangement is structured to comply with a California state limitation on the corporate practice of medicine.  In addition, we own and operate four clinics, in Dallas, Houston and Sugar Land, Texas, and in Phoenix, Arizona.  The Sugar Land, Texas clinic opened in March 2013. We have signed leases for space for clinics in two additional locations, Ft. Worth, Texas, and Atlanta, Georgia.  These clinics are expected to open in the second half of 2013.  We are in negotiations with prospective landlords for additional clinic locations which we intend to open as soon as practicable, subject to the availability of financial resources to do so.  As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics.  Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms our clinics and our facilities refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of almost 200,000 procedures to more than 25,000 patients during our operating history.  Our first clinic opened in Beverly Hills, California in July 2004.  We opened our fourth clinic in southern California in February 2011, our fifth clinic in Dallas, Texas in June 2011, our sixth clinic in Houston, Texas in June 2012, our seventh clinic located in Phoenix, Arizona in November 2012 and our eighth clinic located in Sugar Land, Texas (a suburb of Houston) in March 2013.

Our source of revenues through March 31, 2013, consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 4.0% for the quarter ended March 31, 2013.  Advertising costs provided under the management services agreement were approximately 9.3% of our management service revenue in the year ended December 31, 2012.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business.  Fee for service receipts of William Kirby D.O., Inc., less refunds, decreased approximately $22,000 for the quarter ended March 31, 2013 when compared to the prior year.  In addition, patient credit fees and discounts were approximately $13,000 higher in the first quarter of 2013 when compared to the prior year.  Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. decreased by approximately $28,000.  Dr. Kirby’s staff compensation expense increased approximately 7% for the quarter ended March 31, 2013 when compared to the prior year.  The decrease in service fees together with increased staffing expense resulted in a decrease in the financial performance of William Kirby, D.O., Inc. in the first quarter of 2013 when compared to the prior year.  In the event that William Kirby, D.O. Inc. incurs losses, then it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

Funds from operations from the Dallas clinic we opened in June 2011, the Houston clinic we opened in June 2012, the Phoenix clinic we opened in November 2012 and the second Houston clinic we opened in March 2013 serve as an additional source of revenue.  In connection with our Dallas, Houston and Phoenix clinics, we entered into consulting physician agreements with licensed physicians, pursuant to which those physicians, or other physicians engaged by those physicians provide to our clinics (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

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

Gift certificate sales represented less than 1% of William Kirby, D.O., Inc.’s gross revenue in the quarter ended March 31, 2013.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee.  We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics have not been significant to date.

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

●	marketing and advertising costs including marketing staff expense and the cost of outside advertising;
●	general and administrative costs, including corporate staff expense and other overhead costs; and
●	depreciation and amortization of equipment and leasehold improvements.

We opened a location in Sugar Land, Texas in March 2013 and currently anticipate opening additional clinics in Ft. Worth, Texas and Atlanta, Georgia in the second half of 2013, and may open additional clinics in Texas, Georgia, Florida and Arizona later in 2013 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Comparison of the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended March 31,
	2013	2012

Revenues	100%	100%
Clinic operating expenses	89%	68%
General & administrative expenses	111%	85%
Marketing and advertising	20%	16%
Depreciation & amortization	10%	9%
Loss from operations	(129%)	(78%)

Interest expense and other	(9%)	(3%)
Net loss	(138%)	(81%)

Revenues. Revenues increased by approximately $145,000, or 19%, to approximately $910,000 for the three months ended March 31, 2013 compared to approximately $765,000 for the three months ended March 31, 2012.  Encounters increased by 1,192 from 10,247 to 11,439 or 12%.  New clinics accounted for 1,010 encounters, or approximately 85% of the increase and generated revenue of approximately $100,000.  The average fee per encounter paid by patients increased approximately 7% in the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012.  The increase in average fee per encounter was principally related to new clinics which typical have a higher fee per encounter in the first few months following opening.

Clinic Operating Expenses.  Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operating expenses increased by 55% in the aggregate and increased 32% as a percentage of revenues to approximately $810,000 for the three months ended March 31, 2013 versus approximately $521,000 for the three months ended March 31, 2012.  Of this increase of approximately $289,000, approximately 99% or $288,000 was related to three new clinics (Houston,  Phoenix and Sugar Land).

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on Internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $180,000 for the three months ended March 31, 2013, compared to approximately $126,000 for the three months ended March 31, 2012, an increase of approximately $54,000.  Of the increase, approximately $43,000 was related to new clinics.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses increased by approximately $357,000 to approximately $1,006,000 for the three months ended March 31, 2013 when compared to $649,000 in the comparable period of the prior year.  Of the increase, approximately $110,000 was related to brand development services, $148,000 was related to stock grants to members of our Board of Directors, $90,000 was an estimate for accrued bonus, and $52,000 was additional stock option expense related to grants to members of management and our medical advisory board.  In addition, salaries and benefits increased by approximately $74,000 as we hired a new Executive Vice President and Chief Operating Officer effective January 1, 2013 who also serves as our in-house general counsel.  Professional fees decreased by approximately $152,000.  In 2012 we incurred significant legal and accounting fees related to filing of our Form 10.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment owned or held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 33% in the aggregate to approximately $88,000 for the three months ended March 31, 2013 versus approximately $67,000 for the three months ended March 31, 2012.  Of the increase of approximately $21,000, $18,000 was related to new clinics.

Interest Expense.  Interest expense for the three months March 31, 2013 increased by 295% to approximately $82,000 compared to approximately $21,000 for the three months ended March 31, 2012.  An increase of approximately $74,000 in interest expense related to our convertible notes was partially offset by decreased interest expense on our equipment financing notes.  We issued debt in the amount of $300,000, financed equipment purchases in the amount of approximately $116,000, and financed insurance policies in the amount of approximately $132,000 during the quarter ended March 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $253,000 at March 31, 2013 when compared to December 31, 2012.  Cash used in operations was approximately $374,000, cash using in investing activities was approximately $184,000, and cash provided by financing activities was approximately $305,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital.  The three months ended March 31, 2013 and 2012 reflected net cash used in operating activities of $374,000 and $232,000, respectively.  While our clinics (both managed and owned) were able to generate positive cash flow from operations during the three months ended March 31, 2013 and 2012, they were unable to generate enough positive cash flow to cover our overhead expenses, including the substantial professional fees we have incurred to become a public reporting company and file reports required of such companies.

Net cash used in investing activities for the three months ended March 31, 2013 and 2012, respectively was $184,000 and $40,000, reflecting purchases of property and equipment.  Our purchases of property and equipment in the first three months of 2013 are principally related to the clinic we have opened in March 2013 in Sugar Land, Texas and the relocation of a clinic from Encino to Sherman Oaks, California.  Our purchases in the first three months of 2012 were principally related to the development of our clinic in Houston, Texas.

Net cash provided by financing activities for the three months ended March 31, 2013 was approximately $305,000 primarily consisting of the proceeds of the sale of equity securities in private placements in March 2013 of $75,000 and cash received from the issuance of debt of $300,000 in January 2013, reduced by principal payments made on capital lease obligations and notes payable.

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

Going Concern Issues

At March 31, 2013, the Company had accumulated losses of approximately $8,660,000, current liabilities that exceeded its current assets by approximately $2,220,000, and shareholders’ deficit of approximately $1,530,000.  In the quarter ended March 31, 2013, the Company had a net loss on operations of approximately $1,250,000 and the Company has not yet produced positive cash flow from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and principal financial officer, after evaluating the scope and effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2013.

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

We filed our Annual Report on Form 10-K for the year ended December 31, 2012, with the Securities and Exchange Commission on March 25, 2013, which sets forth our risk factors in Item 1A therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the three months ended March 31, 2013.  The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness.  The securities are deemed restricted securities for purposes of the Securities Act.

In January 2013, the Company issued 35,700 shares of common stock to an employee upon exercise of an incentive stock option. The Company received gross proceeds of approximately $17,500.

In January 2013, the Company issued $300,000 of secured senior convertible promissory notes, respectively.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, payable quarterly, and are due at maturity.  The notes mature December 2014 and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC II, LLC. As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 375,000 shares of the Company’s Common Stock at an exercise price of $.75 per share.

In February, 2013, the Company issued $200,000 in notes, secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics. The notes bear interest at 15% and are due on August 15, 2013. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 218,750 shares of the Company’s Common Stock at an exercise price of $.60 per share.

In March 2013, the Company sold 136,365 shares of common stock in a private placement for aggregate gross proceeds of approximately $75,000. As additional consideration for the investors purchasing the common stock, the Company issued the investors fully vested five-year warrants to purchase an aggregate of 102,274 shares of the Company’s Common Stock at an exercise price of $.65 per share. Also in March 2013, the Company and issued 423,061 shares of common stock and fully-vested five year warrants to purchase 76,530 shares of the Company’s common stock at an exercise price of $.595 per share in exchange for services provided to the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

4.5*	Form of Senior Subordinated Convertible Promissory Note issued in a private placement in January 2013.
4.6*	Form of Secured Promissory Note issued in a private placement in February 2013.
4.7*	Form of Security Agreement between Dr. Tattoff, Inc. and holders of Secured Promissory Notes issued in February 2013.
10.15*	Employment Agreement, effective January 1, 2013 between Dr. Tattoff, Inc. and Harry Zimmerman.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date:  May 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	May 14, 2013
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	May 14, 2013
Mark A. Edwards