Form 10-Q
period 2013-06-30
DR. TATTOFF, INC.
filed 2013-08-13
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 31, 2013 was 19,164,294.

1

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

June 30, 2013

Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DR. TATTOFF, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217,529	$318,394
Management fee due from related party	233,636	189,484
Prepaid expenses and other current assets	269,672	138,927
Total current assets	720,837	646,805
Property and equipment, net	1,541,378	1,311,309
Other assets	263,158	230,517
Total assets	$2,525,373	$2,188,631

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$682,345	$504,074
Accrued expenses and other liabilities	585,900	502,052
Warrant liability	35,800	1,600
Deferred revenue	965,154	502,795
Accrued compensation	502,298	237,357
Proceeds of pending offering of convertible notes	-	200,000
Notes payable, current portion	511,771	195,819
Convertible promissory notes, current portion	503,587	-
Capital lease obligations, current portion (related party)	21,142	50,574
Total current liabilities	3,807,997	2,194,271
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion (related party)	105,457	120,960
Notes payable, net of current portion	118,737	121,959
Convertible promissory notes, net of current portion	652,833	452,779
Deferred rent	244,327	104,740
Total liabilities	4,929,351	2,994,709
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value, 75,000,000 authorized, 19,164,294 and 18,332,803 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,917	1,833
Additional paid-in capital	7,280,401	6,599,446
Accumulated deficit	(9,686,296)	(7,407,357)
Total shareholders’ deficit	(2,403,978)	(806,078)
Total liabilities and shareholders’ deficit	$2,525,373	$2,188,631

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues from related party	$771,408	$713,030	$1,464,143	$1,434,007
Owned clinic revenues	296,320	77,045	513,723	120,572
	1,067,728	790,075	1,977,866	1,554,579
Operating costs and expenses
Clinic operational expenses	874,025	561,620	1,683,754	1,082,281
General and administrative expenses	662,146	535,060	1,667,694	1,183,985
Marketing and advertising	340,282	132,922	520,036	258,670
Depreciation and amortization	96,193	66,706	183,802	133,699
Loss from operations	(904,918)	(506,233)	(2,077,420)	(1,104,056)

Interest expense	(116,388)	(15,926)	(198,019)	(37,225)
Other (expense) income	(4,300)	-	(2,700)	1,205

Loss from operations before provision for income taxes	(1,025,606)	(522,159)	(2,278,139)	(1,140,076)

Provision for income taxes	-	800	800	800

Net loss	$(1,025,606)	$(522,959)	$(2,278,939)	$(1,140,876)

Basic and diluted net loss per share applicable to common shareholders	$(.05)	$(.03)	$(.12)	$(.08)

Weighted average common shares outstanding – basic and diluted	19,020,058	15,341,854	18,643,537	15,001,848

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Par Value

BALANCE - December 31, 2012	18,332,803	$1,833	$6,599,446	$(7,407,357)	$(806,078)

Sale of common stock	227,275	23	124,978	-	125,001
Exercise of common stock options	35,700	4	17,489	-	17,493
Services paid in stock	568,516	57	278,516	-	278,573
Warrants issued for service	-	-	36,511	-	36,511
Stock compensation expense	-	-	91,007	-	91,007
Beneficial conversion feature on convertible notes	-	-	14,000	-	14,000
Warrants issued with convertible notes	-	-	118,454	-	118,454
Net loss	-	-	-	(2,278,939)	(2,278,939)
BALANCE – June 30, 2013 (unaudited)	19,164,294	$1,917	$7,280,401	$(9,686,296)	$(2,403,978)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,278,939)	$(1,140,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,802	133,699
Stock compensation expense	91,007	28,183
Consulting services paid for in stock and warrants	315,084	-
Change in fair value of warrant liability	2,700	(2,165)
Amortization of debt discount to interest	77,138	2,921
Changes in operating assets and liabilities:
Management fee due from related party	(44,152)	16,961
Prepaid expenses and other current assets	1,113	40,983
Other assets	(36,630)	(27,080)
Accounts payable	178,271	239,652
Accrued expenses and other liabilities	85,071	145,058
Deferred revenue	462,359	189,410
Related party payable	-	(20,095)
Accrued compensation	264,941	58,517
Deferred rent	(60,413)	3,302
Net cash used in operating activities	(758,646)	(331,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(264,660)	(177,365)
Net cash used in investing activities	(264,660)	(177,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(44,934)	(31,208)
Principal payments on notes payable	(125,119)	(43,513)
Proceeds from sale of common stock	125,001	297,240
Proceeds from exercise of stock option	17,493	7,900
Proceeds from issuance of notes	950,000	200,000
Net cash provided by financing activities	922,441	430,419

Net decrease in cash and cash equivalents	(100,865)	(78,476)

Cash and cash equivalents – beginning of period	318,394	110,787

Cash and cash equivalents – end of period	$217,529	$32,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$60,435	$28,857
Taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$145,222	$97,790
Financing of insurance premiums	$131,859	$59,765

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.  At June 30, 2013, the Company has accumulated losses approximating $9,690,000, current liabilities that exceeded its current assets by approximately $3,090,000, shareholders’ deficit of approximately $2,400,000, and has not yet produced operating income or positive cash flows from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Current Assets
Management fee due from related party	$233,636	$189,484
Non-Current Assets
Assets under capital lease, net	32,601	39,064
Current Liabilities
Capital lease obligations, current portion	21,142	50,574
Long-Term Liabilities
Capital lease obligations, net of current portion	105,457	120,960

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

The Company’s relationship and agreements with William Kirby, D.O., Inc. and Dr. William Kirby (the sole shareholder of William Kirby, D.O., Inc.) are further described in Note 6, “Capital Lease Obligations (Related Party)”; Note 7, “Related Party Transactions” and Note 9, “Commitments and Contingencies.”

Dr. Tattoff, Inc. formed two wholly owned subsidiary during 2012, DRTHC I, LLC and DRTHC II, LLC, that will be responsible for the operations of some of the new clinics that the Company has and will establish.  The consolidated financial statements include the accounts of these two entities.

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

The Company’s financial instruments include cash and cash equivalents, management fee due from related party, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, deferred revenue, accrued compensation, capital lease obligations, convertible promissory notes and notes payable.  The carrying amounts of management fee due from related party, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, deferred revenue and accrued compensation approximate their fair values due to the short maturity of these instruments.  The carrying amounts of capital leases, convertible promissory notes and notes payable approximates their fair value as these instruments earn or are charged interest based on prevailing rates. The fair value of warrants are measured using level 3 inputs.

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices.  While the Company has sustained losses, the clinics where the lasers and IPL devices are located are or are expected to be profitable.  As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic.  There were no impairments of long-lived assets at June 30, 2013 or December 31, 2012.

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

Revenue Recognition

Currently, the majority of the Company’s revenues are derived from management services provided to William Kirby D.O., Inc., a related party, for the Company’s non-owned clinics.  The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the management services agreement with William Kirby, D.O., Inc. - See Note 7, “Related Party Transactions”) with no upfront fees paid by William Kirby D.O., Inc.  The management services agreement with William Kirby D.O., Inc. covers all of the Company’s California locations.

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

Patients who purchase tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations.  The Company recognized accrued expense of approximately $63,000 and $37,000 as of June 30, 2013 and December 31, 2012, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was approximately $168,000 and $4,000 for the three months ended June 30, 2013 and 2012, respectively, and $348,000 and $130,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards.  The Company has provided a 100% valuation allowance on such deferred tax assets at June 30, 2013 and December 31, 2012.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10. As of June 30, 2013, the open tax years of the Company were 2008 to 2012.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.  Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three and six months ended June 30, 2013 and 2012, respectively, because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss available to common stockholders (numerator)	$(1,025,606)	$(522,959)	$(2,278,939)	$(1,140,876)
Weighted average shares outstanding (denominator)	19,020,058	15,341,854	18,643,537	15,001,848
Basic and diluted EPS	$(.05)	$(.03)	$(.12)	$(.08)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	June 30,
	2013	2012
Common stock options	1,508,772	950,490
Warrants	4,241,810	811,080
Convertible promissory notes	2,179,808	-
	7,930,390	1,761,570

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases.  Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term.  As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur.  Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured.  The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $244,000 at June 30, 2013 and $105,000 at December 31, 2012.

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

A substantial portion of the Company’s revenues for the six months ended June 30, 2013 and 2012 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics.  If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician.  Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all.  The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards.  The Company has implemented this guidance and its adoption has not had an impact on the Company’s consolidated financial statements or related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.                PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)

Equipment	$1,558,367	$1,382,005
Furniture and fixtures	115,759	93,129
Leasehold improvements	1,014,225	803,335
	2,688,351	2,278,469
Less accumulated depreciation and amortization	(1,146,973)	(967,160)
	$1,541,378	$1,311,309

Depreciation and amortization expense was approximately $96,000 and $67,000 for the three months ended June 30, 2013 and 2012, respectively and $184,000 and $134,000 for the six months ended June 30, 2013 and 2012, respectively.

Assets under capital leases (gross) were approximately $343,000 and $511,000 at June 30, 2013 and December 31, 2012, respectively.  Amortization expense recorded for the assets under capital leases amounted to approximately $2,000 and $6,000 for the three months ended June 30, 2013 and 2012, respectively, and $6,000 and $23,000 for the six months ended June 30, 2013 and 2012, respectively.  Accumulated amortization of assets under capital leases was approximately $310,000 and $471,000 at June 30, 2013 and December 31, 2012, respectively. In April 2013, the Company purchased fully amortized assets that were previously under capital lease obligations with a gross value of approximately $168,000 from William Kirby, D.O., Inc. pursuant to the terms of the Management Services Agreement.

NOTE 4.                NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)

Financed insurance premiums	$65,452	$4,510
Equipment promissory notes	381,541	313,268
Tenant improvement secured loan	200,000	-
	646,993	317,778
Less unamortized discount	(16,485)	-
Less current portion	(511,771)	(195,819)
	$118,737	$121,959

Financed Insurance Premiums

In January 2013, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice, property, casualty and employment liability insurance for a period of 10 months.  The note, in the principal amount of $81,859, bears interest at approximately 7.7% per annum, and is repayable in one installment of $3,948 and nine installments of $8,964.  The note matures in October 2013. The balance outstanding on the note was $35,290 and $0 at June 30, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of nine months.  The note, in the principal amount of $44,876, bears interest at approximately 6.6% per annum, and is repayable in nine monthly installments of $5,124.  The note matures in December 2013.  The balance outstanding on the note was $30,162 and $0 at June 30, 2013 and December 31, 2012, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241. The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $34,483 and $40,779 at June 30, 2013 and December 31, 2012, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $50,650 and $54,030 at June 30, 2013 and December 31, 2012, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $600.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $6,237 and $9,201 at June 30, 2013 and December 31, 2012, respectively.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $57,289 and $67,186 at June 30, 2013 and December 31, 2012, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $24,941 and $31,008 at June 30, 2013 and December 31, 2012, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas.  The note, in the principal amount of $59,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $2,683.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $31,005 and $45,715 at June 30, 2013 and December 31, 2012, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Phoenix, Arizona.  The note, in the principal amount of $67,996, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,044.  The note matures in November 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $49,134 and $65,349 at June 30, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance telephone equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $29,347, bears interest at approximately 9% per annum, and is repayable in 36 monthly payments of $1,037.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $27,129 and $0 at June 30, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance computer equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $37,524, bears interest at approximately 11% per annum, and is repayable in 36 monthly payments of $1,199.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $34,047 and $0 at June 30, 2013 and December 31, 2012, respectively.

In March 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Sugar Land, Texas (a suburb of Houston).  The note, in the principal amount of $75,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,399.  The note matures in March 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $66,626 and $0 at June 30, 2013 and December 31, 2012, respectively.

Tenant Improvement Secured Loan

In February, 2013, the Company issued $200,000 in notes, secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics.  The notes bear interest at 15% and are due on August 15, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 218,750 shares of the Company’s Common Stock at an exercise price of $.60 per share.  The relative fair values of the warrants at the time of issuance, determined by management to be $49,454 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of .08%; volatility of 72% and expected dividend yield of zero.  Amortization of the debt discount was $32,969 for the six months ended June 30, 2013 and $0 for the year ended December 31, 2012.

The following table sets forth the future maturities of the Company’s outstanding notes payable:

Year ended December 31,	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
2013	$425,421	$195,819
2014	161,989	101,884
2015	54,143	20,075
2016	5,440	-
Total	$646,993	$317,778

NOTE 5.                CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following:

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
	$	$
Secured senior subordinated convertible promissory notes	$892,500	$592,500
Senior subordinated convertible promissory notes	450,000	-
	1,342,500	592,500
Less unamortized discount	(186,080)	(139,721)
Less current portion	(503,587)	-
	$652,833	$452,779

Secured Senior Subordinated Convertible Promissory Notes

In May 2012, August 2012, September 2012, October 2012 and January 2013, the Company issued $200,000, $255,000, $50,000, $87,500 and $300,000 of secured senior subordinated convertible promissory notes, respectively.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, are payable quarterly, and are due at maturity.  The notes mature in May 2014 or December 2015 (with respect to the notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013).  The balance outstanding on the notes was $892,500 and $592,500 at June 30, 2013 and December 31, 2012 respectively.  As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 1,115,625 shares of the Company’s Common Stock at an exercise price of $.75 per share.

The relative fair values of the warrants at the time of issuance, determined by management to be $217,225 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .52-.72%; volatility of 72% and expected dividend yield of zero.  The notes also contained a beneficial conversion feature determined by management to be $45,066 in the aggregate which was recorded as a debt discount and will be amortized to interest expense over the term of the notes.  Amortization of the debt discount was $61,631 for the six months ended June 30, 2013 and $39,570 for the year ended December 31, 2012.

Senior Subordinated Convertible Promissory Notes

In May 2013 and June 2013, the Company issued $250,000 and $200,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature on November 1, 2014 and are unsecured. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 173,076 shares of the Company’s Common Stock at an exercise price equal to the lower or 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $450,000 at June 30, 2013.

The relative fair values of the warrants at the time of issuance, determined by management to be $31,500 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of five years; risk free interest rate of 1.07%; volatility of 64% and expected dividend yield of zero.    Amortization of the debt discount was $3,500 for the three and six months ended June 30, 2013.

The following table sets forth the future maturities of the Company’s outstanding convertible promissory notes:

Year ended December 31,	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
2014	$1,042,500	$592,500
2015	300,000	-
Total	$1,342,500	$592,500

NOTE 6.                CAPITAL LEASE OBLIGATIONS (RELATED PARTY)

Capital lease obligations (related party) consist of the following:

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018.	$126,599	$134,827

$69,200 capital lease obligation on equipment. The lease bears interest at 14.95% per annum, is payable monthly in principal and interest installments of $1,644 and matured in May 2013. The Company purchased the assets from the related party lessor in April, 2013.	-	7,920

$57,750 capital lease obligation on equipment. The lease bears interest at 9.15% per annum, is payable monthly in principal and interest installments of $1,203 and matured in May 2013. The Company purchased the assets from the related party lessor in April, 2013.	-	7,029

$72,375 capital lease obligation on equipment. The lease bears interest at 9.11% per annum, is payable monthly in principal and interest installments of $2,123 and matures in April 2014. The Company purchased the assets from the related party lessor in April, 2013.	-	21,758

Total minimum lease payments	126,599	171,534
Less current maturities	(21,142)	(50,574)

Long-term portion	$105,457	$120,960

The future minimum capital lease payments are as follows:

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
2013	$16,222	$70,649
2014	32,443	40,934
2015	32,443	32,443
2016	32,443	32,443
2017	32,443	32,443
Thereafter	13,511	13,511
Total minimum lease payments	159,505	222,423
Unamortized discount	-	(7,031)
Less amount representing interest	(32,906)	(43,858)
Present value of minimum lease payments	126,599	171,534
Less current maturities	(21,142)	(50,574)
Long-term portion	$105,457	$120,960

NOTE 7.                RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management services agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services.  The agreement covers four laser centers in southern California operated by the Company.  The Company had a $233,636 and $189,484 receivable due from William Kirby D.O., Inc. at June 30, 2013 and December 31, 2012, respectively.

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

Medical Director Agreement

Effective January 1, 2010, the Company entered into a medical director agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O., Inc.  The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each.  The agreement provides for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services. As of June 30, 2013 and December 31, 2012 no amounts remain unpaid.

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

NOTE 8.                EQUITY

Common Stock

In January 2013, the Company issued 35,700 shares of common stock to an employee pursuant to the exercise of a non-qualified stock option.  The Company received gross proceeds of approximately $17,500 in connection with the option exercise.  In March 2013, the Company sold 136,365 shares of common stock in a private placement for aggregate gross proceeds of approximately $75,000 and issued 423,061 shares of common stock valued at $.49 per share in exchange for services provided to the Company including an aggregate of 270,000 shares of common stock issued to the Company’s three independent directors as compensation for serving in such capacity and 153,061 shares issued to a consultant in connection with brand development.

In April 2013, the Company sold 90,910 shares of common stock in a private placement for aggregate gross proceeds of approximately $50,000. In May 2013, the Company issued 145,455 shares of common stock valued at $.49 per share in exchange for consulting services provided to the Company.

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

In June 2013, the Company granted 212,413 incentive stock options to an employee as part of his compensation package, vesting over a four year period with an exercise price of $.55.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $53,200 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.55, expected life of five years; risk-free interest rate of 1.07%; volatility of 64%; and expected dividend yield of zero.

In June 2013, the Company granted 10,000 non-qualified options to a new member of its medical advisory board, vesting 25% on each of the first through fourth anniversary of the grant date with an exercise price of $.55 per share.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $2,503 on their issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.55, expected life of five years; risk-free interest rate of 1.07%; volatility of 64%; and expected dividend yield of zero.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012 (audited)	1,048,351	$.3873	$.3873
Granted (unaudited)	622,190	.5162	.49
Exercised (unaudited)	(35,700)	.49	.49
Forfeited or Expired (unaudited)	(126,069)	.3831	.3783
Outstanding at June 30, 2013 (unaudited)	1,508,772	$.4384	$.4279

Exercisable at June 30, 2013 (unaudited)	751,510	.4213	.4179

Vested and expected to vest at June 30, 2013 (unaudited)	1,508,772	$.4384	$.4279

The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 was $0. The aggregate intrinsic value of options outstanding at June 30, 2013 was approximately $77,853.

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

In connection with the sale of common stock in a private placement in April 2013, the Company issued fully vested warrants to purchase 68,183 shares of the Company’s common stock at a purchase price of $.65 per share as additional consideration to the investors.  The warrants expire on April 11, 2018. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .74%; volatility of 64% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $15,600 and the common stock sold in the offering.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

In May 2013, the Company issued five year warrants, vesting over one year, to purchase 34,090 shares of the Company’s common stock at a purchase price of $.65 per share to a service provider as additional consideration for services provided.  The warrant expires on May 16, 2018.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .79%; volatility of 64% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments.  The estimated fair value at issuance of $7,811 is being recognized as “consulting expense” over the vesting period and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

In connection with issuance of the senior subordinated convertible notes in a private placement in May and June 2013, the Company issued fully vested five year warrants to purchase 173,076 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 25% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of five years; risk free interest rate of 1.07%; volatility of 64% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $36,250 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be $35,800 at June 30, 2013.

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012 (audited)	3,150,434	$.64	4.5
Granted (unaudited)	1,109,766	.69	4.7
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(18,390)	2.40	-
Exercisable at June 30, 2013 (unaudited)	4,241,810	$.63	4.0

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
128,840	$.37	2015	$.37
53,571	.59	2016	.59
2,949,633	.49-.75	2017	.62
1,109,766	.60-.78	2018	.69
4,241,810	$.37-.78		$.63

NOTE 9.                COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased its Encino, California clinic and leases its Irvine, California office from William Kirby, D.O., Inc., a related party.  William Kirby D.O is the named lessee under these leases that expire through 2013 and Dr. William Kirby, the sole shareholder of William Kirby D.O., personally guaranteed the lessee’s obligations under these leases.  The lease for the Encino, California location was terminated in February 2013.  The Company leased its clinics located in Beverly Hills, Santa Ana, Sherman Oaks and Montclair, California; Dallas, Houston, Ft. Worth, Frisco and Sugar Land, Texas; Phoenix, Arizona, and Atlanta, Georgia from unrelated third parties, which expire through 2020.  In August 2012, the Company entered into a lease with an unrelated third party for a clinic in Sherman Oaks, California, which expires in 2017.  The Company relocated the clinic in Encino, California to Sherman Oaks, California in February 2013.  Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows at June 30, 2013:

2013 (six months)	$372,687
2014	757,760
2015	768,129
2016	697,249
2017	559,088
Thereafter	356,022
$3,510,935

Rent expense relating to related party leases for the three months ended June 30, 2013 and 2012 approximated $11,000 and $47,000, respectively. Rent expense for the six months ended June 30, 2013 and 2012 approximated $57,000 and $95,000, respectively.  Rent expense related to third party leases for the three months ended June 30, 2013 and 2012 approximated $213,000 and $38,000, respectively. Rent expense related to third party leases for the six months ended June 30, 2013 and 2012 approximated $327,000 and $93,000, respectively.

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

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives, future results, levels of activity, performance or plans will be achieved.  We caution that these statements are further qualified by important factors that could cause actual results to materially differ from those contemplated in the forward-looking statements, including, without limitation, the following:

●	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2012, as amended;

●	our failure to generate significant revenues from operations;

●	the availability and cost of capital required to fund our current and future operations;

●	Federal, state and local law and regulation, including regulation of the services provided at our clinics;

●	our failure to execute our business plan;

●	our failure to effectively execute our marketing strategies;

●	our failure to identify or negotiate new real property leases on reasonable terms as part of our expansion plans;

●	our ability to renew existing leases on reasonable terms;

●	the effect of competition in our industry;

●	our ability to protect our intellectual property;

●	our exposure to litigation;

●	our dependence on key management and other personnel, including the physicians providing services at our clinics;

●	a decline in the demand for services provided at our clinics;

●	the ability of holders of our securities to effect resales of our securities; and

●	the effect of adverse economic conditions generally, and on discretionary consumer spending and the availability of credit.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and six-month periods ending June 30, 2013 and 2012.

Liquidity and Capital Resources.  This section provides an analysis of the Company’s cash flows for the six months ending June 30, 2013 and 2012, as well as a discussion of the Company’s outstanding commitments as of June 30, 2013.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.  The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law.  We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician.  This arrangement is structured to comply with a California state limitation on the corporate practice of medicine. In addition, we own and operate four clinics, in Dallas, Houston and Sugar Land, Texas, and in Phoenix, Arizona.  The Sugar Land, Texas clinic opened in March 2013.  We have signed leases for space for clinics in three additional locations, Ft. Worth, Texas, Frisco, Texas (a suburb of Dallas) and Atlanta, Georgia.  These clinics are expected to open in the second half of 2013.  We are in negotiations with prospective landlords for additional clinic locations which we intend to open as soon as practicable, subject to the availability of financial resources to do so.  As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics.  Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms our clinics and our facilities refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of more than 200,000 procedures to more than 25,000 patients during our operating history.  Our first clinic opened in Beverly Hills, California in July 2004.  We opened our fourth clinic in southern California in February 2011, our fifth clinic in Dallas, Texas in June 2011, our sixth clinic in Houston, Texas in June 2012, our seventh clinic in Phoenix, Arizona in November 2012 and our eighth clinic in Sugar Land, Texas (a suburb of Houston) in March 2013.

Our source of revenues through June 30, 2013, consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 4.0% for the quarter ended June 30, 2013.  Advertising costs provided under the management services agreement were approximately 9.3% of our management service revenue in the year ended December 31, 2012.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business.  Fee for service receipts of William Kirby D.O., Inc., less refunds, increease approximately $72,000 for the six months ended June 30, 2013 when compared to the prior year. Patient credit fees and discounts were approximately $21,000 higher in the six months ended June 30, 2013 when compared to the prior year.  Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. increased by approximately $30,000.  Dr. Kirby’s staff compensation expense decreased approximately 8% for the six months ended June 30, 2013 when compared to the prior year.  The increase in service fees together with decreased staffing expense resulted in an improvement in the financial performance of William Kirby, D.O., Inc. for the six months ended June 30, 2013 when compared to the prior year.  In the event that William Kirby, D.O. Inc. incurs losses, then it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

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

Our management service fees are affected by a number of factors, including but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo and hair removal industry.  The majority of patients, approximately 85%, pay for services using a debit or credit card or outside financing agencies whose services our contracting physician offers.  Historically, the outside financing agencies our contracting physician uses offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback. In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician.  Our contracting physician offers a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds were less than 1% of our contracting physician’s gross revenue in the year ended December 31, 2012 and the three and six months ended June 30, 2013.  Refunds and chargebacks result in a reduction of our management fee. Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Gift certificate sales represented less than 1% of William Kirby, D.O., Inc.’s gross revenue in the three and six months ended June 30, 2013.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee.  We also offer gift certificates at our owned clinics.  Sales of gift certificates at our owned clinics have not been significant to date.

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

We opened a location in Sugar Land, Texas in March 2013 and currently anticipate opening additional clinics in Ft. Worth, Texas, Frisco, Texas and Atlanta, Georgia in the second half of 2013, and may open additional clinics in Texas, Georgia, Florida and Arizona later in 2013 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and the Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended
	June 30, 2013	June 30, 2012

Revenues	100%	100%
Clinic operational expenses	82%	71%
General & administrative expenses	62%	68%
Marketing and advertising	32%	17%
Depreciation & amortization	9%	8%
Loss from operations	(85%)	(64%)

Interest expense and other	(11%)	(2%)
Net loss	(96%)	(66%)

Revenues. Revenues increased by approximately $278,000, or 35%, to approximately $1,068,000 for the three months ended June 30, 2013 compared to approximately $790,000 for the three months ended June 30, 2012.  Encounters increased by 753 from 10,730 to 11,483 or 7%.  New clinics accounted for 1,533 encounters, while encounters in other clinics decreased by 780 encounters.  The average fee per encounter paid by patients increased approximately 28% in the quarter ended June 30, 2013 when compared to the quarter ended June 30, 2012.

Clinic Operational Expenses.  Clinic operational expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operational expenses increased by 56% in the aggregate and increased 11% as a percentage of revenues to approximately $874,000 for the three months ended June 30, 2013 versus approximately $561,000 for the three months ended June 30, 2012.  Of this increase of approximately $312,000, approximately 84% or $262,000 was related to three new clinics (Houston, Phoenix and Sugar Land).

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $340,000 for the three months ended June 30, 2013, compared to approximately $133,000 for the three months ended June 30, 2012, an increase of approximately $207,000. Marketing and advertising for the three months ended June 30, 2013 included a one time severance expense of approximately $91,000 due our Chief Marketing Officer who resigned in June 2013.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses increased by approximately $127,000 to approximately $662,000 for the three months ended June 30, 2013 when compared to $535,000 in the comparable period of the prior year.  Salaries and other compensation increased by $76,000 due to the hiring of our Executive Vice President and Chief Operating Officer. We also incurred $29,000 in financial advisory fees in the quarter ended June 30, 2013. We accrued approximately $25,000 in bonuses for the second quarter and professional fees decreased by approximately $75,000.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 43% in the aggregate to approximately $96,000 for the three months ended June 30, 2013 versus approximately $67,000 for the three months ended June 30, 2012.  The depreciation and amortization increase was primarily related to the opening of three new clinics and the relocation of a clinic.

Interest Expense.  Interest expense for the three months June 30, 2013 increased by 631% in the aggregate and 9% as a percentage of revenue to approximately $116,000 compared to approximately $16,000 for the three months ended June 30, 2012. The increase in interest expense is primarily related to our convertible notes, tenant improvement notes, and equipment financing notes.

Comparison of the Six Months Ended June 30, 2013 and the Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Six Months Ended
	June 30, 2013	June 30, 2012

Revenues	100%	100%
Clinic operational expenses	85%	70%
General & administrative expenses	84%	76%
Marketing and advertising	26%	17%
Depreciation & amortization	9%	9%
Loss from operations	(105%)	(71%)

Interest expense and other	(10%)	(2%)
Net loss	(115%)	(73%)

Revenues. Revenues increased by approximately $423,000, or 27%, to approximately $1,978,000 for the six months ended June 30, 2013 compared to approximately $1,555,000 for the six months ended June 30, 2012.  Encounters increased by 1,945 from 20,977 to 22,922 or 9%.  New clinics accounted for 2,583 encounters.  The average fee per encounter paid by patients increased approximately 18% in the six months ended June 30, 2013 when compared to the six months ended June 30, 2012.

Clinic Operational Expenses.  Clinic operational expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operational expenses increased by 56% in the aggregate and increased 15% as a percentage of revenues to approximately $1,684,000 for the six months ended June 30, 2013 versus approximately $1,082,000 for the six months ended June 30, 2012.  Of this increase of approximately $602,000, approximately 91% or $548,000 was related to three new clinics.

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on Internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $520,000 for the six months ended June 30, 2013, compared to approximately $259,000 for the six months ended June 30, 2012, an increase of approximately $261,000. Marketing and advertising for the six months ended June 30, 2013 included a one time severance expense of approximately $91,000 due our Chief Marketing Officer who resigned in June 2013.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses increased by approximately $484,000 to approximately $1,668,000 for the six months ended June 30, 2013 when compared to $1,184,000 in the comparable period of the prior year.  Salaries and other compensation increased by $151,000 due to the hiring of our Executive Vice President and Chief Operating Officer.  We also recognized additional expense of approximately $132,000 related to stock grants to outside directors, approximately $100,000 in brand development expense, $116,000 in expense for accrued bonus, and $64,000 in additional stock compensation expense. Professional fees for legal and accounting services decreased by approximately $217,000.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 37% in the aggregate to approximately $184,000 for the six months ended June 30, 2013 versus approximately $134,000 for the six months ended June 30, 2012.  The depreciation and amortization increase was primarily related to the opening of three new clinics and the relocation of a clinic.

Interest Expense.  Interest expense for the six months June 30, 2013 increased by 435% in the aggregate and 8% as a percentage of revenue to approximately $198,000 compared to approximately $37,000 for the six months ended June 30, 2012.  The increase in interest expense is primarily related to our convertible notes and interest on our equipment financing notes, tenant improvement notes, and equipment financing notes.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $101,000 at June 30, 2013 as compared to December 31, 2012, principally due to cash used in operations of $759,000, acquisition of property and equipment of $265,000, partially offset by cash received from the sale of equity securities in private placements of $125,001 and cash received from the issuance of debt in private placements of $950,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital.  The six months ended June 30, 2013 and 2012 reflected net cash used in operating activities of $759,000 and $332,000, respectively.  While our clinics (both managed and owned) were able to generate positive cash flow from operations during the six months ended June 30, 2013 and 2012, they were unable to generate enough positive cash flow to cover our overhead expenses, including the substantial professional fees we have incurred to become a public reporting company and file reports required of such companies.

Net cash used in investing activities for the six months ended June 30, 2013 and 2012, respectively was $265,000 and $177,000, reflecting purchases of property and equipment.  Our purchases of property and equipment in the first half of 2013 are principally related to the clinic we opened in March 2013 in Sugar Land, Texas (a suburb of Houston) and the relocation of our San Fernando Valley, California clinic.  Our purchases in 2012 were principally related to the development of our clinic in Houston, Texas.

Net cash from financing activities for the six months ended June 30, 2013 and 2012, respectively was $922,000 and $430,000. During the six months ended June 30, 2013, we sold equity securities in a private placement of $125,000 and received cash from the issuance of debt in private placements of $950,000. During the six months ended June 30, 2012 we received cash from the issuance of debt in private placements of $200,000.

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

Going Concern Issues

At June 30, 2013, the Company has accumulated losses approximating $9,686,000, current liabilities that exceeded its current assets by approximately $3,087,000, shareholders’ deficit of approximately $2,404,000, and has not yet produced operating income or positive cash flows from operations.   In the six months ended June 30, 2013, the Company had a net loss of approximately $2,279,000 and the Company has not yet produced positive cash flow from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

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

We believe that the operating loss incurred by the Company in the current year, and the cumulative losses incurred in prior years, represent sufficient evidence to determine that the establishment of a valuation allowance against deferred tax assets is appropriate.  Until an appropriate level of profitability is attained, we expect to continue to maintain a valuation allowance on our net deferred tax assets.

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

We have identified the policies set forth in Note 2, “Summary of Significant Accounting Policies” in the accompanying financial statements as significant to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations are discussed throughout MD&A, where such policies affect our reported and expected financial results.  In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the discussion set forth in Note 2, “Summary of Significant Accounting Policies” in the accompanying financial statements addresses our most significant accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 1A.     RISK FACTORS

We filed our Annual Report on Form 10-K for the year ended December 31, 2012, with the Securities and Exchange Commission on March 30, 2012, which sets forth our risk factors in Item 1A therein.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the three months ended June 30, 2013.  The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness.  The securities are deemed restricted securities for purposes of the Securities Act.

In April 2013, the Company sold 90,910 shares of common stock in a private placement for aggregate gross proceeds of approximately $50,000. As additional consideration for the investor purchasing the common stock, the Company issued the investor fully vested five-year warrants to purchase an aggregate of 68,183 shares of the Company’s Common Stock at an exercise price of $.65 per share. Also, in May 2013, the Company issued 145,455 shares of common stock and five year warrants, vesting over one year, to purchase 34,090 shares of the Company’s common stock at an exercise price of $.65 per share in exchange for services provided to the Company.

In May and June 2013, the Company issued $450,000 of senior convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature November 1, 2014 and are unsecured. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 173,076 shares of the Company’s Common Stock at an exercise price equal to the lower or 120% of the conversion price or $.78 per share.

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.     OTHER INFORMATION

    Our Chief Marketing Officer, Ian Kirby, resigned his position with the Company effective June 10, 2013.

ITEM 6.     EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

4.8*	Form of Senior Subordinated Convertible Promissory Note issued in a private placement in May and June 2013
4.9*	Form of Common Stock Purchase Warrant issued in connection with the issuance of senior subordinated convertible promissory notes in a private placement in May and June 2013.
10.16*	Employment Agreement, effective July 1, 2013 between Dr. Tattoff, Inc. and John P. Keefe.
10.17*	Employment Agreement, effective July 1, 2013 between Dr. Tattoff, Inc. and Mark A. Edwards
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive Data Files regarding (a) our Balance Sheets as of June 30, 2013 and December 31, 2012, (b) our Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012, (c) our Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012, and (d) the Notes to such Financial Statements.***

*filed herewith.

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

Date:  August 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	August 13, 2013
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	August 13, 2013
Mark A. Edwards

23