Form 10-Q
period 2013-09-30
DR. TATTOFF, INC.
filed 2013-11-19
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of October 31, 2013 was 19,164,294.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

September 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DR. TATTOFF, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,373	$318,394
Management fee due from related party	101,667	189,484
Prepaid expenses and other current assets	196,198	138,927
Total current assets	334,238	646,805
Property and equipment, net	1,541,466	1,311,309
Other assets	253,331	230,517
Total assets	$2,129,035	$2,188,631

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$913,031	$504,074
Accrued expenses and other liabilities	558,598	502,052
Warrant liability	49,326	1,600
Deferred revenue	1,061,302	502,795
Accrued compensation	458,839	237,357
Proceeds of pending offering of convertible notes	-	200,000
Notes payable, current portion	484,845	195,819
Convertible promissory notes, current portion	592,500	-
Capital lease obligations, current portion (related party)	21,656	50,574
Total current liabilities	4,140,097	2,194,271
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion (related party)	99,846	120,960
Notes payable, net of current portion	139,729	121,959
Convertible promissory notes, net of current portion	675,368	452,779
Deferred rent	249,934	104,740
Total liabilities	5,304,974	2,994,709
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value, 75,000,000 authorized, 19,164,294 and 18,332,803 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,917	1,833
Additional paid-in capital	7,394,946	6,599,446
Accumulated deficit	(10,572,802)	(7,407,357)
Total shareholders’ deficit	(3,175,939)	(806,078)
Total liabilities and shareholders’ deficit	$2,129,035	$2,188,631

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues from related party	$622,377	$719,281	$2,086,519	$2,153,289
Owned clinic revenues	304,356	184,935	818,079	305,507
	926,733	904,216	2,904,598	2,458,796
Operating costs and expenses
Clinic operational expenses	791,823	643,690	2,475,646	1,725,971
General and administrative expenses	636,688	624,714	2,304,311	1,808,700
Marketing and advertising	136,818	145,298	656,854	403,968
Depreciation and amortization	101,648	69,649	285,450	203,348
Loss from operations	(740,244)	(579,135)	(2,817,663)	(1,683,191)
Interest expense	144,354	32,805	342,374	70,030
Other (expense) income	(1,908)	8,300	(4,608)	9,505
Loss from operations before provisions for income taxes	(886,506)	(603,640)	(3,164,645)	(1,743,716)
Provision for income taxes	-	-	800	800
Net loss	$(886,506)	$(603,640)	$(3,165,445)	$(1,744,516)
Basic and diluted net loss per share applicable to common stock	$(.05)	$(.04)	$(.17)	$(.11)
Weighted average common shares outstanding – basic and diluted	19,164,294	16,390,335	18,703,088	15,419,241

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

					Total
	Common Stock		Additional		Shareholders’
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)

BALANCE - December 31, 2012	18,332,803	$1,833	$6,599,446	$(7,407,357)	$(806,078)

Sale of common stock	227,275	23	124,978	-	125,001
Exercise of common stock options	35,700	4	17,489	-	17,493
Services paid in stock	568,516	57	278,516	-	278,573
Warrants issued for service	-	-	36,511	-	36,511
Stock compensation expense	-	-	130,250		130,250
Beneficial conversion feature on convertible notes	-	-	14,000	-	14,000
Warrants issued with convertible notes	-	-	193,756		193,756
Net loss	-	-	-	(3,165,445)	(3,165,445)

BALANCE – September 30, 2013 (unaudited)	19,164,294	$1,917	$7,394,946	$(10,572,802)	$(3,175,939)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,165,445)	$(1,744,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,450	203,348
Stock compensation expense	130,250	39,912
Consulting services paid for in stock and warrants	315,084	117,649
Change in fair value of warrant liabilities	4,600	(10,465)
Amortization of debt discount to interest	180,763	14,724
Changes in operating assets and liabilities:
Management fee due from related party	87,817	108,679
Prepaid expenses and other current assets	74,587	(103,598)
Other assets	(28,864)	(69,708)
Accounts payable	408,957	216,873
Accrued expenses and other liabilities	56,546	207,488
Deferred revenue	558,507	235,406
Related party payable	-	(20,095)
Accrued compensation	221,482	90,365
Deferred rent	(54,806)	15,708
Net cash used in operating activities	(925,072)	(698,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(364,335)	(270,382)
Net cash used in investing activities	(364,335)	(270,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(50,030)	(43,657)
Principal payments on notes payable	(240,079)	(105,027)
Proceeds from sale of common stock	125,001	1,419,638
Proceeds from exercise of stock option	17,493	7,901
Proceeds from issuance of notes	1,155,000	505,000
Net cash provided by financing activities	1,007,385	1,783,855

Net (decrease) increase in cash and cash equivalents	(282,022)	815,243

Cash and cash equivalents – beginning of period	318,394	110,787

Cash and cash equivalents – end of period	$36,373	926,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$97,967	41,593
Taxes	$800	800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$145,222	97,790
Financing of insurance premiums	$131,859	59,764

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.  At September 30, 2013, the Company has accumulated losses approximating $10,573,000, current liabilities that exceeded its current assets by approximately $3,806,000, shareholders’ deficit of approximately $3,176,000, and has not yet produced operating income or positive cash flows from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and to address its losses and ability to continue to operate.  The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

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

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Current Assets
Management fee due from related party	$101,667	$189,484
Non-Current Assets
Assets under capital lease, net	30,692	39,064
Current Liabilities
Capital lease obligations, current portion	21,656	50,574
Long-Term Liabilities
Capital lease obligations, net of current portion	99,846	120,960

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

The Company’s financial instruments include cash and cash equivalents, management fee due from related party, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, deferred revenue, accrued compensation, capital lease obligations, convertible promissory notes, and notes payable.  The carrying amounts of management fee due from related party, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses and other liabilities, deferred revenue and accrued compensation approximate their fair values due to the short maturity of these instruments.  The carrying amounts of capital leases, convertible promissory notes, and notes payable approximates their fair value as these instruments earn or are charged interest based on prevailing rates. The fair value of warrants are measured using level 3 inputs.

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices.  While the Company has sustained losses, the clinics where the lasers and IPL devices are located are or are expected to be profitable.  As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic.  There were no impairments of long-lived assets at September 30, 2013 or December 31, 2012.

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

Patients who purchase tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations.  The Company recognized accrued expense of approximately $79,000 and $37,000 as of September 30, 2013 and December 31, 2012, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was approximately $137,000 and $82,000  for the three months ended September 30, 2013 and 2012, respectively, and $485,000 and $212,000,  for the nine months ended September 30, 2013 and 2012, respectively, .

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards.  The Company has provided a 100% valuation allowance on such deferred tax assets at September 30, 2013 and December 31, 2012.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10. As of September 30, 2013, the open tax years of the Company were 2009 to 2012.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.  Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three or nine months ended September 30, 2013 and 2012, respectively, because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss available to common stockholders (numerator)	$(886,506)	$(603,640)	(3,165,445)	$(1,744,516)
Weighted average shares outstanding (denominator)	19,164,294	16,390,335	18,703,088	15,419,241
Basic and diluted EPS	$(.05)	$(.04)	$(.17)	$(.11)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	September 30,
	2013	2012
Common stock options	1,524,474	1,011,190
Warrants	4,756,739	2,683,828
Convertible promissory notes	2,310,577	-
	8,591,790	3,695,018

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases.  Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term.  As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur.  Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured.  The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $250,000 at September 30, 2013 and $105,000 at December 31, 2012.

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

A substantial portion of the Company’s revenues for the three and nine months ended September 30, 2013 and 2012 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics.  If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician.  Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all.  The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

NOTE 3.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)

Equipment	$1,563,973	$1,382,005
Furniture and fixtures	115,759	93,129
Leasehold improvements	1,108,294	803,335
	2,788,027	2,278,469
Less accumulated depreciation and amortization	(1,246,561)	(967,160)
	$1,541,466	$1,311,309

Depreciation and amortization expense was approximately $102,000 and $70,000 for the three months ended September 30, 2013 and 2012, respectively and $285,000 and $203,000 for the nine months ended September 30, 2013 and 2012, respectively.

Assets under capital leases (gross) were approximately $343,000 and $511,000 at September 30, 2013 and December 31, 2012, respectively.  Amortization expense recorded for the assets under capital leases amounted to approximately $2,000 and $6,000 for the three months ended September 30, 2013 and 2012, respectively, and $8,000 and $29,000 for the nine months ended September 30, 2013 and 2012, respectively.  Accumulated amortization of assets under capital leases was approximately $312,000 and $471,000 at September 30, 2013 and December 31, 2012, respectively. In April 2013, the Company purchased fully amortized assets that were previously  under capital lease obligations with a gross value of approximately $168,000 from William Kirby, D.O., Inc. pursuant to the terms of the Management Services Agreement.

NOTE 4.                 NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)

Financed insurance premiums	$24,112	$4,510
Equipment promissory notes	330,662	313,268
Tenant improvement secured loan	200,000	-
Unsecured promissory notes	120,000	-
	674,774	317,778
Less unamortized discount	(50,200)	-
Less current portion	(484,845)	(195,819)
	$139,729	$121,959

Financed Insurance Premiums

In January 2013, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice, property, casualty and employment liability insurance for a period of 10 months.  The note, in the principal amount of $81,859, bears interest at approximately 7.7% per annum, and is repayable in one installment of $3,948 and nine installments of $8,964.  The note matured in October 2013 and has been paid in full. The balance outstanding on the note was $8,907 and $0 at September 30, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of nine months.  The note, in the principal amount of $44,876, bears interest at approximately 6.6% per annum, and is repayable in nine monthly installments of $5,124.  The note matures in December 2013.  The balance outstanding on the note was $15,205 and $0 at September 30, 2013 and December 31, 2012, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241. The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $31,262 and $40,779 at September 30, 2013 and December 31, 2012, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for its clinic in Montclair, California.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $44,021 and $54,030 at September 30, 2013 and December 31, 2012, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $600.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $4,717 and $9,201 at September 30, 2013 and December 31, 2012, respectively.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for its Dallas, Texas clinic.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $50,695 and $67,186 at September 30, 2013 and December 31, 2012, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $21,841 and $31,008 at September 30, 2013 and December 31, 2012, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the Houston, Texas clinic.  The note, in the principal amount of $59,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $2,683.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $23,456 and $45,715 at September 30, 2013 and December 31, 2012, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the Phoenix, Arizona clinic.  The note, in the principal amount of $67,996, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,044.  The note matures in November 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $40,813 and $65,349 at September 30, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance telephone equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $29,347, bears interest at approximately 9% per annum, and is repayable in 36 monthly payments of $1,037.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $24,860 and $0 at September 30, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance computer equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $37,524, bears interest at approximately 11% per annum, and is repayable in 36 monthly payments of $1,199.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $30,157 and $0 at September 30, 2013 and December 31, 2012, respectively.

In March 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the Sugar Land, Texas clinic.  The note, in the principal amount of $75,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,399.  The note matures in March 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $57,641 and $0 at September 30, 2013 and December 31, 2012, respectively.

Tenant Improvement Secured Loan

In February, 2013, the Company issued $200,000 in notes, secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics.  The notes bear interest at 15% and are were initially due on August 15, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 218,750 shares of the Company’s Common Stock at an exercise price of $.60 per share.  The relative fair values of the warrants at the time of issuance, determined by management to be $49,454 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of .08%; volatility of 72% and expected dividend yield of zero.  In July 2013, the Company issued five year fully vested warrants to purchase 220,000 shares of Company common stock at an exercise price of $.60 per share to the note holders in exchange for their agreement to extend the original due date from August 15, 2013 to December 31, 2013. The relative fair values of the warrants at the time of issuance, determined by management to be $52,500 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the remaining term of the notes. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.42%; volatility of 63% and expected dividend yield of zero. Amortization of the debt discount was $66,954 for the nine months ended September 30, 2013 and $0 for the year ended December 31, 2012.

Unsecured Promissory Notes

In August, 2013, the Company issued $120,000 in unsecured promissory notes.  The notes bear interest at 15% and are  due on December 31, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 120,000 shares of the Company’s Common Stock at an exercise price of $.60 per share.  The relative fair values of the warrants at the time of issuance, determined by management to be $22,800 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.48%; volatility of 63% and expected dividend yield of zero.  Amortization of the debt discount was $7,600 for the nine months ended September 30, 2013.

The following table sets forth the future maturities of the Company’s outstanding notes payable:

Year ended December 31,	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
2013	$298,202	$195,819
2014	266,789	101,884
2015	54,143	20,075
2016	5,440	-
Total	$624,574	$317,778

NOTE 5.                 CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following:

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)

Secured senior subordinated convertible promissory notes	$892,500	$592,500
Senior subordinated convertible promissory notes	535,000	-
	1,427,500	592,500
Less unamortized discount	(159,632)	(139,721)
Less current portion	(592,500)	-
	$675,368	$452,779

Secured Senior Subordinated Convertible Promissory Notes

In May 2012, August 2012, September 2012, October 2012 and January 2013, the Company issued $200,000, $255,000, $50,000, $87,500 and $300,000 of secured senior subordinated convertible promissory notes, respectively.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, are payable quarterly, and are due at maturity.  The notes mature in May 2014 or December 2015 (with respect to the notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013).  The balance outstanding on the notes was $892,500 and $592,500 at September 30, 2013 and December 31, 2012 respectively.  As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 1,115,625 shares of the Company’s Common Stock at an exercise price of $.75 per share.

The relative fair values of the warrants at the time of issuance, determined by management to be $217,225 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .52-.72%; volatility of 72% and expected dividend yield of zero.  The notes also contained a beneficial conversion feature determined by management to be $45,066 in the aggregate which was recorded as a debt discount and will be amortized to interest expense over the term of the notes.  Amortization of the debt discount was $96,961 for the nine months ended September 30, 2013 and $39,570 for the year ended December 31, 2012.

Senior Subordinated Convertible Promissory Notes

In May 2013, June 2013 and July 2013, the Company issued $250,000, $200,000, and $35,000, respectively, of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, are payable upon conversion or at maturity.  The notes mature November 1, 2014 and are unsecured. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 186,537 shares of the Company’s Common Stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $485,000 at September 30, 2013.

The relative fair values of the warrants at the time of issuance, determined by management to be $34,500 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of five years; risk free interest rate of 1.07%; volatility of 64% and expected dividend yield of zero. Amortization of the debt discount was $9,182 for the nine months ended September 30, 2013.

In September 2013, the Company issued $50,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in February 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested five-year warrants to purchase an aggregate of 76,923 shares of the Company’s Common Stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $50,000 at September 30, 2013.

The relative fair values of the warrants at the time of issuance, determined by management to be $9,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of five years; risk free interest rate of .63%; volatility of 63% and expected dividend yield of zero. Amortization of the debt discount was $66 for the nine months ended September 30, 2013.

The following table sets forth the future maturities of the Company’s convertible promissory notes:

Year ended December 31,	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
2014	1,030,118	592,500
2015	237,750
Total	$1,267,868	$592,500

NOTE 6.                 CAPITAL LEASE OBLIGATIONS (RELATED PARTY)

Capital lease obligations (related party) consist of the following:

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018.	$121,502	$134,827

$69,200 capital lease obligation on equipment. The lease bears interest at 14.95% per annum, is payable monthly in principal and interest installments of $1,644 and matured in May 2013. The Company purchased the assets from the related party lessor in April 2013.	-	7,920

$57,750 capital lease obligation on equipment. The lease bears interest at 9.15% per annum, is payable monthly in principal and interest installments of $1,203 and matured in May 2013. The Company purchased the assets from the related party lessor in April 2013.	-	7,029

$72,375 capital lease obligation on equipment. The lease bears interest at 9.11% per annum, is payable monthly in principal and interest installments of $2,123 and matures in April 2014. The Company purchased the assets from the related party lessor in April 2013.	-	21,758

Total minimum lease payments	121,502	171,534
Less current maturities	(21,656)	(50,574)
Long-term portion	$99,846	$120,960

The future minimum capital lease payments are as follows:

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
2013	$8,111	$70,649
2014	32,443	40,934
2015	32,443	32,443
2016	32,443	32,443
2017	32,443	32,443
Thereafter	13,511	13,511
Total minimum lease payments	151,394	222,423
Unamortized discount	-	(7,031)
Less amount representing interest	(29,892)	(43,858)
Present value of minimum lease payments	121,502	171,534
Less current maturities	(21,646)	(50,574)
Long-term portion	$99,846	$120,960

NOTE 7.                 RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management services agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services.  The agreement covers four laser centers in southern California operated by the Company.  The Company had a $101,667 and $189,484 receivable due from William Kirby D.O., Inc. at September 30, 2013 and December 31, 2012, respectively.

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

Medical Director Agreement

Effective January 1, 2010, the Company entered into a medical director agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O., Inc.  The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each.  The agreement provides for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services. As of September 30, 2013 and December 31, 2012 no amounts remain unpaid.

Lease Guarantees

William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Encino, California.  The Encino lease was terminated as of February 28, 2013 and the operations moved to a new location. Dr. Kirby personally guaranteed the lessee’s obligations under the Beverly Hills, Encino and Irvine, California leases.  The Company and landlord amended the Beverly Hills, California lease in February 2013.  The amendment extended the term by five years and released Dr. Kirby’s guarantee obligations.  On July 21, 2011, the Company transferred its operations from the clinic located in Irvine, California to a clinic located in Santa Ana, California.  William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Irvine, California.  The Company continues to occupy the space in Irvine, where it operates a call center and maintains administrative offices.  The Company (or one of its wholly-owned subsidiaries) is the named lessee under the lease for the clinics located in Beverly Hills, Montclair, Sherman Oaks and Santa Ana, California and the leases for the clinics in Dallas, Houston, and Sugar Land, Texas and Phoenix, Arizona.

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

In July 2013, the Company granted 112,727 incentive options to two employees as part of their compensation packages, vesting over a four year period with an exercise price of $.55. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $28,100 on the issuance date. Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.55, expected life of five years; risk-free interest rate of 1.42%; volatility of 63%; and expected dividend yield of zero.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012 (audited)	1,048,351	$.39	$.39
Granted (unaudited)	734,917	.52	.49
Exercised (unaudited)	35,700	.49	.49
Forfeited or Expired (unaudited)	(223,094)	.38	.38
Outstanding at September 30, 2013 (unaudited)	1,524,474	$.45	$.44

Exercisable at September 30, 2013 (unaudited)	694,185	.42	.43

Vested and expected to vest at September 30, 2013 (unaudited)	1,524,474	$.45	$.44

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 was $0. The aggregate intrinsic value of options outstanding at September 30, 2013 was approximately $61,000.

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

In May 2013, the Company issued five year warrants, vesting over one year, to purchase 34,090 shares of the Company’s common stock at a purchase price of $.65 per share to a service provider as additional consideration for services provided.  The warrant expires on May 16, 2018.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .79%; volatility of 64% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments.  The estimated fair value at issuance of $7,811 was recognized as “consulting expense” and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

In connection with issuance of the senior subordinated convertible notes in a private placement in May, June and July 2013, the Company issued fully vested five year warrants to purchase 186,537 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 25% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of five years; risk free interest rate of 1.07%; volatility of 64% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $36,250 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be $36,500 at September 30, 2013.

In connection with the issuance of unsecured promissory notes in August 2013, the Company issued five year warrants to purchase 120,000 shares fo the Company’s common stock at a purchase price of $.60 per share as additional consideration to the note holders. The warrants expire on August 13, 2018. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.48%; volatility of 63% and expected dividend yield of zero.  The net proceeds on the unsecured promissory notes were allocated between the estimated fair value of the warrants at issuance of $28,700 and the notes issued.  The Company has analyzed these warrants and determined them to be equity instruments.  Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

In July 2013, the Company issued five year warrants to purchase 84,545 shares of the Company’s common stock at a purchase price of $.65 per share to two employees as part of their compensation package.  The warrants vest on a monthly basis through July, 2014 at which time the warrant will be fully vested.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.41%; volatility of 63% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments, accordingly the estimated fair value at issuance of $19,400 was recognized as “compensation expense” and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

In connection with the issuance of senior subordinated convertible notes in a private placement in September 2013, the Company issued fully vested three year warrants to purchase 76,923 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investor.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 25% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of three years; risk free interest rate of .63%; volatility of 63% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $10,900 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be $10,900 at September 30, 2013.

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012 (audited)	3,150,434	$.64	4.5
Granted (unaudited)	1,624,695	.63	4.5
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(18,390)	2.40	-
Exercisable at September 30, 2013 (unaudited)	4,756,739	$.63	4.0

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
128,240	$.37	2015	$.37
53,571	.595	2016	.595
2,949,633	.49-.75	2017	.62
1,624,695	.595-.78	2018	.67
4,756,739	$.37-.78		$.63

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

The aggregate minimum future payments required on the operating leases are as follows at September 30, 2013:

2013 (three months)	$188,821
2014	733,945
2015	743,599
2016	671,983
2017	535,292
Thereafter	356,023
$3,229,663

Rent expense relating to related party leases for the three months ended September 30, 2013 and 2012 approximated $11,000 and $48,000, respectively. Rent expense relating to related party leases for the nine months ended September 30, 2013 and 2012 approximated $48,000 and $144,000, respectively. Rent expense related to third party leases for the three months ended September 30, 2013 and 2012 approximated $182,000 and $56,000, respectively. Rent expense related to third party leases for the nine months ended September 30, 2013 and 2012 approximated $509,000 and $148,000, respectively.

NOTE 10.               SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these consolidated financial statements have been issued.

In October 2013, the Company issued additional promissory notes in the amount of $200,000. The notes bear interest at 15% per annum and are due on December 31, 2013. As additional consideration to the investor purchasing the notes, the Company issued the note holder fully vested five-year warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $.60 per share.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and nine-month periods ending September 30, 2013 and 2012.

Liquidity and Capital Resources.  This section provides an analysis of the Company’s cash flows for the nine months ending September 30, 2013 and 2012, as well as a discussion of the Company’s outstanding commitments as of September 30, 2013.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.  The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law.  We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician.  This arrangement is structured to comply with a California state limitation on the corporate practice of medicine. In addition, we own and operate four clinics, in Dallas, Houston and Sugar Land, Texas, and in Phoenix, Arizona.  The Sugar Land, Texas clinic opened in March 2013.  We have signed leases for space for clinics in three additional locations, Ft. Worth, Texas, Frisco, Texas (a suburb of Dallas) and Atlanta, Georgia.  We opened the Atlanta clinic in October, 2013. The other two clinics are expected to open in the first quarter of 2014.  We are in negotiations with prospective landlords for additional clinic locations which we intend to open as soon as practicable, subject to the availability of financial resources to do so.  As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics.  Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

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

Our source of revenues through September 30, 2013, consisted primarily of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 5.8% for the quarter ended September 30, 2013.  Advertising costs provided under the management services agreement were approximately 9.3% of our management service revenue in the year ended December 31, 2012.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business.  Fee for service receipts of William Kirby D.O., Inc., less refunds, decreased approximately $58,000 for the nine months ended September 30, 2013 when compared to the prior year. Patient credit fees and discounts were approximately $35,000 higher in the nine months ended September 30, 2013 when compared to the prior year.  Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. decreased by approximately $67,000.  William Kirby, D.O., Inc.’s compensation expense decreased approximately 13% for the nine months ended September 30, 2013 when compared to the prior year.  The decrease in service fees together with decreased staffing expense resulted in an improvement in the financial performance of William Kirby, D.O., Inc. for the nine months ended September 30, 2013 when compared to the prior year.  In the event that William Kirby, D.O. Inc. incurs losses, then it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

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

Our management service fees are affected by a number of factors, including, but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo and hair removal industry.  The majority of patients, approximately 85%, pay for services using a debit or credit card or outside financing agencies whose services our contracting physician offers.  Historically, the outside financing agencies our contracting physician uses offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback. In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician.  Our contracting physician offers a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds were less than 1% of our contracting physician’s gross revenue in the year ended December 31, 2012 and the three and nine months ended September 30, 2013.  Refunds and chargebacks result in a reduction of our management fee. Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Gift certificate sales represented less than 1% of William Kirby, D.O., Inc.’s gross revenue in the nine months ended September 30, 2013.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee.  We also offer gift certificates at our owned clinics.  Sales of gift certificates at our owned clinics have not been significant to date.

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

We opened a clinic in Sugar Land, Texas in March 2013, a clinic in Atlanta, Georgia in October 2013.and currently anticipate opening additional clinics in Ft. Worth, Texas and Frisco, Texas in the first quarter 2014, and may open additional clinics in Texas, Georgia, Florida and Arizona in 2014 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and the Three Months Ended September 30, 2012

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended
	September 30, 2013	September 30, 2012

Revenues	100%	100%
Clinic operational expenses	85%	71%
General & administrative expenses	69%	69%
Marketing and advertising	15%	16%
Depreciation & amortization	11%	8%
Loss from operations	(80%)	(64%)

Interest expense and other	(16%)	(3%)
Net loss	(96%)	(67%)

Revenues. Revenues increased by approximately $23,000, or 2%, to approximately $927,000 for the three months ended September 30, 2013 compared to approximately $904,000 for the three months ended September 30, 2012.  Encounters decreased by 92 from 11,018 to 10,926 or .8%.  New clinics accounted for 1,318 encounters, while encounters in other clinics decreased by 1,410 encounters.  The average fee per encounter paid by patients increased approximately 4% in the quarter ended September 30, 2013 when compared to the quarter ended September 30, 2012.

Clinic Operational Expenses.  Clinic operational expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operational expenses increased by 23%% in the aggregate and increased 15% as a percentage of revenues to approximately $792,000 for the three months ended September 30, 2013 versus approximately $644,000 for the three months ended September 30, 2012.  Operational expenses related to two new operating clinics (Phoenix and Sugar Land) and three clinics in development represented an increase in expense of approximately $253,000 while expenses in other clinics decreased by approximately $105,000.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses increased by approximately $12,000 to approximately $637,000 for the three months ended September 30, 2013 when compared to $625,000 in the comparable period of the prior year.  Salaries and other compensation increased by approximately $75,000 due to the hiring of our Executive Vice President and Chief Operating Officer and stock compensation costs increase by approximately $33,000. These increases were offset by a decrease in legal fees and other outside services related to a branding evaluation of approximately $96,000.

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $137,000 for the three months ended September 30, 2013, compared to approximately $145,000 for the three months ended September 30, 2012, a decrease of approximately $8,000.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 46% in the aggregate to approximately $102,000 for the three months ended September 30, 2013 versus approximately $70,000 for the three months ended September 30, 2012.  The depreciation and amortization increase was primarily related to the opening of two new clinics and the relocation of a clinic.

Interest Expense.  Interest expense for the three months September 30, 2013 increased by 350% in the aggregate and 12% as a percentage of revenue to approximately $144,000 compared to approximately $33,000 for the three months ended September 30, 2012. The increase in interest expense is primarily related to our new notes and interest on our equipment financing notes.

Comparison of the Nine Months Ended September 30, 2013 and the Nine Months Ended September 30, 2012

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Nine Months Ended
	September 30, 2013	September 30, 2012

Revenues	100%	100%
Clinic operational expenses	85%	70%
General & administrative expenses	79%	74%
Marketing and advertising	23%	16%
Depreciation & amortization	10%	8%
Loss from operations	(97%)	(68%)

Interest expense and other	(12%)	(2%)
Net loss	(108%)	(71%)

Revenues. Revenues increased by approximately $446,000, or 18%, to approximately $2,905,000 for the nine months ended September 30, 2013 compared to approximately $2,459,000 for the nine months ended September 30, 2012.  Encounters increased by 1,853 from 31,995 to 33,848 or 6%.  New clinics accounted for 4,235 encounters.  The average fee per encounter paid by patients increased approximately 13% in the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012.

Clinic Operational Expenses.  Clinic operational expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operational expenses increased by 43% in the aggregate and increased 15% as a percentage of revenues to approximately $2,476,000 for the nine months ended September 30, 2013 versus approximately $1,726,000 for the nine months ended September 30, 2012.  Operational expenses related to three new operating clinics and three clinics in development represented an increase in expense of approximately $829,000 while expenses in other clinics decreased by approximately $79,000.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses increased by approximately $496,000 to approximately $2,304,000 for the nine months ended September 30, 2013 when compared to $1,809,000 in the comparable period of the prior year.   Salaries and other compensation increased by $225,000 due to the hiring of our Executive Vice President and Chief Operating Officer.  We also recognized additional expense of approximately $132,000 related to stock grants to outside directors, approximately $100,000 in brand development expense, $138,000 in expense for accrued bonus, and $94,000 in additional stock compensation expense. Professional fees for legal and accounting services decreased by approximately $238,000.

Marketing and Advertising Expenses.  Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising.  Historically, we have relied principally on Internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our Internet advertising and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening.  Marketing and advertising expenses were approximately $657,000 for the nine months ended September 30, 2013, compared to approximately $404,000 for the nine months ended September 30, 2012, an increase of approximately $253,000. Marketing and advertising for the nine months ended September 30, 2013 included a one time severance expense of approximately $91,000 due our Chief Marketing Officer who resigned in June 2013.

Depreciation and Amortization Expenses.  Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers and other equipment held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 40% in the aggregate to approximately $285,000 for the nine months ended September 30, 2013 versus approximately $203,000 for the nine months ended September 30, 2012.  The depreciation and amortization increase was primarily related to the opening of  new clinics and the relocation of a clinic.

Interest Expense.  Interest expense for the nine months September 30, 2013 increased by 389% in the aggregate and 9% as a percentage of revenue to approximately $342,000 compared to approximately $70,000 for the nine months ended September 30, 2012.  The increase in interest expense is primarily related to our new promissory notes and interest on our equipment financing notes.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $282,000 at September 30, 2013 as compared to December 31, 2012, principally due to cash used in operations of $927,000, acquisition of property and equipment of $364,000, partially offset by cash received from the sale of equity securities in private placements of $125,000 and cash received from the issuance of debt in private placements of $1,155,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital.  The nine months ended September 30, 2013 and 2012 reflected net cash used in operating activities of $927,000 and $698,000, respectively.  While our clinics (both managed and owned) were able to generate aggregate positive cash flow from operations during the nine months ended September 30, 2013 and 2012, they were unable to generate enough positive cash flow to cover our overhead expenses.

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012, respectively was $364,000 and $270,000, reflecting purchases of property and equipment.  Our purchases of property and equipment in the first nine months of 2013 are principally related to the clinic we opened in March 2013 in Sugar Land, Texas, the clinic we are developing in Atlanta, Georgia, and the relocation of our San Fernando Valley, California clinic.  Our purchases in 2012 were principally related to the development of our clinics in Houston, Texas and Phoenix, Arizona.

Net cash from financing activities for the nine months ended September 30, 2013 and 2012, respectively was $1,010,000 and $1,784,000. During the nine months ended September 30, 2013, we sold equity securities in a private placement of $125,000 and received cash from the issuance of debt in private placements of $1,155,000. During the nine months ended September 30, 2012 we received cash from the issuance of debt in private placements of $505,000 and from the sale of common stock of approximately 1,420,000.

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

Going Concern Issues

At September 30, 2013, the Company has accumulated losses approximating $10,573,000, current liabilities that exceeded its current assets by approximately $3,806,000, shareholders’ deficit of approximately $3,176,000, and has not yet produced operating income or positive cash flows from operations.   In the nine months ended September 30, 2013, the Company had a net loss on operations of approximately $3,165,000 and the Company has not yet produced positive cash flow from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and reduce expenses to address its losses and ability to continue to operate.  The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2013.

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

ITEM 1A.    RISK FACTORS

We filed our Annual Report on Form 10-K for the year ended December 31, 2012, with the Securities and Exchange Commission on March 30, 2013, which sets forth our risk factors in Item 1A therein.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the three months ended September 30, 2013.  The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness.  The securities are deemed restricted securities for purposes of the Securities Act.

In July 2013, the Company issued $35,000 of senior convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in January 2015 and are unsecured. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 13,461 shares of the Company’s Common Stock at an exercise price equal to the lower or 120% of the conversion price or $.78 per share.

In September 2013, the Company issued $50,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into Common Stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 76,923 shares of the Company’s Common Stock at an exercise price equal to the lower or 120% of the conversion price or $.78 per share.

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
101*
Interactive Data Files regarding (a) our Balance Sheets as of September 30, 2013 and December 31, 2012, (b) our Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012, (c) our Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012, and (d) the Notes to such Financial Statements.***

*filed herewith.

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

Date:  November 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	November 19, 2013
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	November 19, 2013
Mark A. Edwards

