Form 10-K
period 2013-12-31
DR. TATTOFF, INC.
filed 2014-03-31
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2013

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

common stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K       Yes ☐ No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As there is no market for our common stock as of March 1, 2014, the aggregate market value of the common stock held by non-affiliates (11,605,646 shares) cannot be determined. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of March 1, 2014 was 19,308,230 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1.  Business. General

We currently operate or provide management services to nine laser tattoo and hair removal clinics located in Texas, Arizona, Georgia and California, all of which operate under our registered trademark “Dr. Tattoff.”  Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.

We own and operate clinics in Dallas and Houston, Texas, in Atlanta, Georgia, and in Phoenix, Arizona, and we provide management services to four clinics located in southern California pursuant to a management services agreement.  The management services arrangement is structured to comply with a California state law limitation on the corporate practice of medicine.  As we expand into other states, applicable state law will determine whether we operate, or provide management services to, our new clinics.  Within this framework, we are seeking to establish Dr. Tattoff as the first nationally branded laser tattoo and hair removal business.

We have supported the provision of over 230,000 procedures to more than 29,000 patients during our operating history.  Our first clinic opened in Beverly Hills, California in July 2004.  In the past few years we opened two clinics in 2011, two clinics in 2012, and two clinics in 2013, one clinic in Sugar Land, Texas (a suburb of Houston) in March 2013 (which we closed in February 2014 due to poor performance) and one in Atlanta, Georgia in late October 2013.  We opened a location in Frisco, Texas (a northern suburb of Dallas) in March 2014.  We have executed a lease for an additional clinic in Ft. Worth, Texas that we intend to open as soon as practicable and may open additional clinics in Texas, Georgia, Florida, Arizona, and other states in 2014.

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

On February 6, 2012, a registration statement on Form 10 that we filed with the SEC under Section 12(g) of the Exchange Act became effective.  Accordingly, we are currently subject to the reporting requirements of the Exchange Act, and the rules and regulations thereunder, and are required to file annual, quarterly and current reports, proxy statements and other information with the SEC.  We are current with all of our required filings as of December 31, 2013.  However, our common stock is currently not registered under the Securities Act of 1933, as amended (the “Securities Act”) or under the securities laws of any state and any sales of our common stock would have to comply with a relevant state or federal exemption.

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

The average tattoo requires approximately nine treatments spaced at least seven weeks apart to achieve effective removal.  Each treatment is generally performed in 30 seconds to five minutes, depending on size, and is administered by a licensed medical professional with physician oversight in compliance with applicable law.  For the twelve months ending December 31, 2013, our clinics provided more than 39,000 laser tattoo treatments, for a combined average of approximately 19 laser tattoo removal treatments per operating day.

Pricing for tattoo removal services is based primarily on the size of the tattoo.  Our clinics offer a variety of package discounts to prospective patients and satisfaction guarantees for tattoo removal services performed.  For the twelve months ended December 31, 2013 the average cost for a package of nine laser tattoo removal treatments purchased by new patients was approximately $1,044.

Laser Hair Removal

The laser hair removal services offered at our clinics are performed by licensed medical professionals using laser and/or Intense Pulse Light, or IPL, devices.  In each case, the process involves the destruction of the hair follicle with light based heat and can cause minor discomfort.

Our clinics offer a free consultation to all prospective hair removal patients to determine the number of treatments required for the effective removal of hair.  Factors influencing this determination include the location of hair on the body, hormone levels and genetic disposition for hair growth.  Effective hair removal requires an average of seven to nine treatments spaced three to six weeks apart.  Each treatment is generally performed in five to 30 minutes depending on the area being treated, and is administered by a licensed medical professional with physician oversight in compliance with applicable state law.  For the twelve months ended December 31, 2013, our clinics provided over 10,000 hair removal treatments, for a combined average of more than five laser hair removal treatments per operating day.

Pricing for hair removal services conducted at our clinics is based on the size of the area being treated.  Our clinics offer a variety of package discounts to prospective patients and satisfaction guarantees for the hair removal services performed.  For the twelve months ended December 31, 2013 the average cost for a package of seven to nine hair removal treatments purchased by new patients was approximately $1,175.

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

Clinic Equipment

Our clinics typically include one or more laser procedure rooms, private examination rooms and patient waiting areas.  Each clinic is equipped with lasers and/or IPL devices in addition to air chilling devices, computer systems and standard office equipment.  The lasers used in our clinics for tattoo removal were purchased by us pursuant to financing arrangements with unrelated third parties. The IPL devices currently used at our Beverly Hills and Santa Ana, California clinics, and our Dallas, Texas clinic for hair removal, are leased or owned by William Kirby, D.O., Inc. pursuant to capitalized leases/finance agreements with various third party financing sources.  Under the management services agreement, we have the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price equal to the amount outstanding, if any, under the applicable capitalized lease/finance agreement.   The laser used in our Montclair clinic for hair removal is owned by us. The lasers used in our Sherman Oaks, Phoenix and Atlanta clinics for hair removal were acquired by us pursuant to financing agreements with third party financing sources or manufacturers.  With respect to our future clinics, we intend to purchase lasers pursuant to financing arrangements with third party financing sources or manufacturers.

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

We hire and employ appropriately licensed staff providing non-physician medical services at our Dallas, Houston, Atlanta and Phoenix clinics.  Such professionals provide services at our clinics and are subject to the physician oversight provided by consulting physicians that we have entered into contracts with for each state.  As we expand into other states, applicable law will govern our arrangements with the professionals providing services in our new clinics.

Industry

Laser Tattoo Removal

Laser tattoo removal is an elective, private pay procedure performed on an outpatient basis. According to the February 23, 2012 Harris Poll #22, the estimated percentage of the general population with one or more tattoos ranged from 18% to 26% in the United States, varying by region. In addition, the following percentages of the population in the United States have at least one tattoo, by age group:

●	22% of 18-24 year olds;

●	30% of 25-29 year olds;

●	38% of 30-39 year olds;

●	27% of 40-49 year olds;

●	11% of 50-64 year olds; and

●	5% of over 65 year olds.

Furthermore, according to the Harris Poll #22, approximately 14% of Americans with a tattoo regret having it.

Laser Hair Removal

Laser hair removal is an elective, private pay procedure performed on an outpatient basis.  Laser hair removal ranked as the fourth most popular nonsurgical cosmetic procedure in a 2012 report by The American Society for Aesthetic Plastic Surgery, and the most popular nonsurgical procedure performed by laser in the same report.

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

In addition, Ideal Image and American Laser Skincare are two national specialty providers of laser hair removal services that compete with the laser hair removal services provided at our clinics.  As laser tattoo and hair removal technology continues to develop and the demand for laser tattoo and hair removal services grows, the competition for the services provided at our clinics may increase.

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

Differentiated Services and Business Strategy

Our objective is to position the Company as the first nationally branded laser tattoo and hair removal business.  We differentiate the services offered at our clinics from those offered by our competitors by:

●
Focusing on laser tattoo and hair removal. Historically, laser tattoo and hair removal services account for approximately 75% and 23% of our clinics’ revenues, respectively. Sales of product, incidental to the sale of hair and tattoo services, and other services each account for approximately 1% of sales. The vast majority of businesses that compete with our clinics offer a wide variety of services, as opposed to limiting their respective businesses to laser tattoo and hair removal.  We believe that the significant experience and expertise we acquire by focusing on laser tattoo and hair removal services gives us a competitive advantage.  The staff at each of our clinics is exposed to an average of 25-40 patients per operating day.  We believe that this exposure provides our staff with a rapid and focused education, resulting in greater knowledge, and in turn, greater efficiency of operations.  We believe that the credibility, name brand recognition and expertise we gain with our specialty focus will ultimately outweigh the benefits of “cross selling” other services to existing patients and attracting new patients seeking a wider variety of services.

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

●
Marketing. The most common media outlet used to locate and research the services offered at our clinics is the Internet.  Efforts are ongoing to maintain and expand our Internet presence, including online advertising campaigns, social networking and website development.  We also employ traditional media to market our Company and the services provided at our clinics, including, but not limited to, outdoor, print and radio advertising.  In addition, our clinics benefit from the celebrity of Dr. William Kirby, a member of our Board of Directors, who, in addition to being widely regarded as one of the leading authorities on laser tattoo removal, is a widely recognized personality in reality television.

●
Advisory Committee. We have constituted a Medical Advisory Board consisting of leading dermatologists.  We anticipate that our Medical Advisory Board will be instrumental in recruiting and maintaining top medical talent as we expand into new markets.  Following are the individuals serving on our Medical Advisory Board:

David E. Cohen, M.D.
Neil Swanson, M.D.
Tejas Desai, D.O.
Brian Berman, M.D.
Michael H. Gold, M.D.

5

●
Expansion. Based on our population and demographic analysis, we expect our future clinics to be located in areas geographically central to high concentrations of our target demographic.  Our initial expansion focus is on large metropolitan markets that can support multiple clinic locations with favorable demographics, regulatory environments, and competitive landscapes.  We are currently evaluating new clinic sites in Texas, Georgia, Florida and Arizona, and we have identified over 40 other viable markets in the United States for expansion.  We estimate the cash requirements for each new clinic to be approximately $300,000, to be applied toward various start-up costs, including leasehold improvements, marketing expenses, equipment acquisition, supplies and personnel.

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

Revenue Sources

In California

Our primary source of revenues through December 31, 2013 consisted of a management fee paid under a management services agreement with William Kirby, D.O., Inc. Dr. William Kirby, a member of our Board of Directors, is the sole shareholder of William Kirby, D.O., Inc.  A description of the management services agreement and two other agreements we entered into with William Kirby, D.O., Inc. and Dr. Kirby are set forth below.  Our agreement with William Kirby, D.O., Inc. is structured to comply with a California state law limitation on the corporate practice of medicine.

Management Services Agreement. Effective January 1, 2010, we entered into an Amended and Restated Management Services Agreement with William Kirby, D.O., Inc., under which we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  Under the agreement, William Kirby, D.O., Inc. retains sole responsibility for, and complete authority, supervision and control over, the provision of professional healthcare services performed by licensed medical professionals at the applicable clinics as it deems, in its sole discretion, appropriate and in accordance with all applicable California state and Federal laws and regulations.  William Kirby, D.O., Inc. employs and pays the medical staff providing the services under this arrangement.  Pursuant to the agreement, patient payables are deposited into the bank account of William Kirby D.O., Inc., and the Company prepares and makes payments on behalf of William Kirby D.O., Inc. with respect to employee salaries, employment taxes and employee benefits, among other payables.  William Kirby, D.O., Inc. has the right to terminate the agreement upon a material breach by the Company, including, but not limited to, the Company’s failure to provide the services required under the agreement.

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

●
Fee:  A management services fee to the Company for 2013 of 70.3% of the gross revenues of William Kirby, D.O., Inc.  The management fee was verified by The Mentor Group, Inc., a third party valuation firm, as being reflective of the fair market value of the services provided by the Company under the agreement in light of the time, cost, expense and business risk incurred by the Company thereunder, and is subject to adjustment to ensure the fee is reflective of fair market value based on an annual review performed by the parties and a written report from a third party valuation expert.  To be sustainable, any adjustment reducing the fee must not result in a fee so low that the Company is not compensated for its direct expenses of providing the services and its indirect expenses (general and administrative expense) or that the Company is not reasonably compensated for the business risks that it takes.  Further, to be sustainable, any adjustment increasing the fee cannot result in a fee so high that William Kirby D.O., Inc. would not be able to cover its expenses, nor can it result in Company profits being substantially higher than firms offering similar services.

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

Shareholders Agreement. Effective January 1, 2010, we entered into a Shareholders Agreement with William Kirby, D.O., Inc. and Dr. Kirby, pursuant to which, upon the occurrence of certain triggering events described below, Dr. Kirby is required to transfer his interest in William Kirby, D.O., Inc. to another licensed person approved by the Company. Such triggering events include, but are not limited to, (i) the death or incapacity of Dr. Kirby, (ii) the loss of Dr. Kirby’s medical license, (iii) a breach of the obligations of William Kirby, D.O., Inc. and/or Dr. Kirby under the Amended and Restated Management Services Agreement or the Medical Director Agreement, (iv) the voluntary or involuntary transfer of Dr. Kirby’s interest in William Kirby, D.O., Inc. and (v) the termination of the Amended and Restated Management Services Agreement in certain circumstances.  The Company has only the right to approve a replacement licensed physician (which cannot be unreasonably withheld) upon the occurrence of one of these triggering events, and does not have the unilateral ability to select such replacement.

Outside of California

Funds from operations from our Dallas, Houston, Atlanta and Phoenix clinics serve as an additional source of revenue.  We own and operate our Dallas, Houston, Atlanta and Phoenix clinics in compliance with relevant state law.  We have entered into consulting physician agreements with physicians in those states, pursuant to which the consulting physician or other physicians engaged by the consulting physician provide our clinics with (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

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

Employees

As of December 31, 2013, we employed 58 persons, 32 of whom were full-time employees.  As of December 31, 2013, William Kirby, D.O., Inc. employed 23 persons, 9 of whom were full time.

Government Regulation

The health care industry in the United States is highly regulated. The Company and its operations conducted at its clinics are subject to extensive federal, state and local laws, rules and regulations, including those prohibiting corporations from practicing medicine and providing laser tattoo and hair removal services, prohibiting unlawful rebates and division of fees, anti-kickback laws, fee-splitting laws, self-referral laws, laws limiting the manner in which prospective patients may be solicited and professional licensing rules. Certain states, including California, impose restrictions related to the practice of medicine by business entities.

The Company has reviewed these laws and regulations with its health care counsel, and although there can be no assurance, the Company believes that its operations currently comply with applicable laws in all material respects.

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

●
Licensing.  Certain state and Federal laws and regulations govern the administration and licensing of the medical and technical staff providing services at our clinics.  Each physician, registered nurse and physician assistant providing professional services at our clinics must, to the extent required by applicable law, hold valid licenses and have the required qualifications and/or experience for such services.  Each person operating lasers at our clinics must, to the extent required by applicable law, hold valid licenses and/or have the required qualifications and/or experience for such services.  Furthermore, these individuals are prohibited from providing services beyond the scope of their licensure and must operate lasers under appropriate supervision.  In addition, certain states require that facilities providing laser tattoo and/or laser hair removal services obtain a license

●
Anti-Kickback and Fee Splitting Laws.  The business conducted at our clinics is subject to various state and Federal regulations restricting (i) kickback, rebate or division of fees between physicians and non-physicians, (ii) the manner in which a prospective patient may be solicited, (iii) the receipt or offering of remuneration as an inducement to refer patients and (iv) physician self-referral.

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

Item 1A.  Risk Factors.

Our business is subject to certain risks, including those described below. If any event described in the following risk factors actually occurs, then our business, results of operations and financial condition could be adversely affected. See “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data” for additional information concerning these risks.

Risks Related to our Business

A significant majority of our revenues are currently derived from a management services agreement relating to our California clinics.

The revenues from our California clinics, which represent a significant majority of the Company’s revenues, are derived from services provided under a management services agreement with William Kirby, D.O., Inc.  Under the terms of the management services agreement, our management service fee for 2013 was equal to 70.3% of the gross revenues of William Kirby, D.O., Inc., which fee may be adjusted upward or downward on an annual basis to reflect the fair market value of the services provided by us under the agreement.  A downward adjustment of our management services fee could negatively impact our results of operations, cash flows and financial condition.  Furthermore, although we do not own any equity in William Kirby D.O., Inc. and do not economically benefit from any increase in the value of William Kirby, D.O., Inc., if our management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, our operating results, cash flows and financial performance may be adversely affected.  Although our management services agreement provides us with the right to approve (but not select) a replacement contracting physician upon the occurrence of certain pre-determined triggering events (and not at our discretion), we can give no assurance that a qualified replacement will be expeditiously identified and approved.  The termination of our management services arrangement could have a material adverse effect on our financial condition, cash flows and results of operations.

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

Our auditor’s opinion expresses doubt about our ability to continue as a “going concern.”

The reports of our independent registered public accounting firm on our December 31, 2013 and 2012 financial statements state that our recurring losses, lack of liquidity, negative cash flows from operations, and significant shareholders’ deficit raise substantial doubts about our ability to continue as a going concern.  Our ability to continue as a going concern is subject to our ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  If we are unable to raise additional capital, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that we will be able to raise a sufficient amount of funds to continue operations.

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

We may experience a period of rapid growth in the near or distant future.  In June 2012, we opened a new clinic in Texas, in November 2012 we opened a new clinic in Arizona, we opened another new clinic in a suburb of Houston in March 2013 (which we closed in February 2014 due to poor performance), a new clinic in Atlanta in October 2013, a new clinic in Frisco, Texas (a suburb of Dallas) in March 2014 and expect to open additional clinics in Texas, Georgia, Florida, Arizona, and/or other states in 2014.  Significant short-term growth will strain our management, operational, financial and other resources.  Our ability to manage future growth will depend on the implementation, expansion and/or subsequent improvement of a variety of systems, procedures and controls. Furthermore, we may need to train, motivate and manage newly hired employees and attract senior managers and other professionals in response to, or in anticipation of, any future growth.  Our inability to effectively manage growth could negatively impact our business, financial condition and prospects.

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

Our officers and directors own approximately 2.6 million (14%) shares of our outstanding common stock as of December 31 2013.  As stockholders, these individuals may have a significant influence on matters requiring stockholder approval, including the election of directors and the approval of business combinations.  This concentration of ownership also could have the effect of delaying, discouraging or preventing changes of control or changes in management, or limiting the ability of the Company’s other stockholders to approve transactions that they may deem to be in their best interests. Conflicts of interest may arise as a result of such ownership.

We may be unable to attract and retain qualified physicians.

A significant majority of our current revenues are derived from a management services agreement with William Kirby, D.O. Inc., which provides laser tattoo and hair removal services at our California clinics.  The provision of services by William Kirby, D.O. Inc. is critical to the success of our existing California clinics, and our expansion efforts are dependent on our ability to contract with additional qualified physicians.  If we are unable to consistently attract, contract with and retain qualified physicians, our ability to maintain operations at existing clinics and open new clinics will be negatively affected.

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

Although we opened clinics in Dallas in June 2012 and March 2014, clinics in Houston in June 2013 and March 2013, a clinic in Phoenix in November 2013 and a clinic in Atlanta in October 2013 and anticipate expanding our presence into those and other states in 2014, four of our clinics are geographically concentrated in southern California.  As a result, our results of operations and financial condition are significantly tied to fluctuations in southern California economic conditions.  A downturn in the economic conditions in southern California, or severe weather conditions and natural disasters endemic to southern California, such as earthquakes and floods, could negatively impact our financial condition, results of operations and cash flows.

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

Laser tattoo removal is a relatively new, but developing, procedure.  As laser tattoo removal becomes more commonplace, new physicians and practice groups may begin to receive significant demand to economically justify the purchase or lease of laser tattoo removal technology.  We currently use Q-switched lasers in our clinics, which have a retail price of approximately $100,000 to $150,000 per laser.  A significant reduction in the price of lasers or a significant increase in the demand for laser tattoo removal could result in an increase in the number of competitors, thereby negatively impacting our business and prospects.  To compete successfully, our clinics may be required to reduce prices, increase operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow.

We currently rely on third party financing of certain equipment used in our clinics, and our business plan contemplates the continued use of such financing.

The IPL devices used for hair removal at our Beverly Hills, Santa Ana clinics, and Dallas clinic, are leased or owned by William Kirby, D.O., Inc. pursuant to various capitalized leases/finance agreements with third party financing sources.  Under the management services agreement, we have the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price of the amount outstanding, if any, under the applicable capitalized  lease/finance agreement.  The third party lessors/financers have a security interest in all of the underlying equipment at these three clinics.  As a result, in the event that William Kirby, D.O., Inc. defaults on its obligations under an outstanding capitalized lease/financing agreement, then the underlying equipment may be subject to repossession and other assets of William Kirby D.O., Inc. may be subject to the lender’s security interests.  The loss of any such equipment or assets may negatively impact our business.

We purchased the tattoo lasers used in our clinics for tattoo removal pursuant to financing arrangements with unrelated third parties.  We purchased the laser used in our Montclair clinic for hair removal with no encumbrance.  We acquired the lasers used in our Sherman Oaks, Phoenix and Atlanta clinics for hair removal pursuant to financing arrangements with third party financing sources. In the event that we default on our obligations under an outstanding financing agreement, then the underlying equipment may be subject to repossession.  The loss of any such equipment may negatively impact our business.

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

We own the rights to the registered service mark of the name “Dr. Tattoff” and for the logo for Dr. Tattoff.  We license, on a nonexclusive basis, the use of our trademarks to William Kirby, D.O., Inc., the provider of laser tattoo and hair removal services at our California clinics.  We have not granted any such license to any other person.  We may enter into similar arrangements with physicians as we expand.  We will seek to protect our current and future intellectual property and to respect the intellectual property rights of others.  In protecting our intellectual property, we will rely on international, state and/or Federal law regarding copyright, patents, trademarks and trade secrets.  Furthermore, while we will attempt to ensure that the integrity of our intellectual property rights is maintained through restrictions in the licenses we grant to third parties, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our clinics.  We cannot guarantee that we will succeed in obtaining, registering, policing or defeating challenges to our intellectual property rights or that our licensees will preserve the integrity of our brand.  Any inability to register or otherwise protect our intellectual property rights could harm our business.

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

Our future success will depend on the skills, experience and efforts of our officers and key personnel and members of our Board of Directors.  Our executive management team and members of our Board of Directors have significant experience in the healthcare industry, and the loss of any one of them could materially and adversely affect our ability to execute our business strategy.  Specifically, the loss of Dr. William Kirby would have a material adverse effect on our current operations and prospects.  As we expand, our success will similarly depend on our ability to attract, train and retain qualified personnel, and attract and contract with qualified physicians.  A failure to attract, hire and retain qualified personnel and new contracting physicians could have a material adverse effect on our business financial condition and expansion efforts.

Litigation brought against us may result in the expenditure of significant resources.

The services provided at our clinics involve medical procedures.  As a result, we may become subject to claims and litigation arising out of the conduct of our business or the provision of services at our clinics, which include, but are not limited to, claims and litigation relating to:

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

We are the named lessee with respect to the lease for all of our clinic locations.  We have the right, but not the obligation, to use space at each of our current California clinics for the provision of management services pursuant to the terms of the management services agreement with William Kirby, D.O., Inc.  Our clinic which was located in Encino until February 2013 was leased by William Kirby, D.O., Inc. pursuant to lease agreement with third party lessors which terminated on February 28, 2013.  We entered into a lease for a new location in Sherman Oaks, approximately 5 miles from the Encino location and we moved to the new location in February 2013.  We expect to be the named lessee under the leases with respect to our future clinics.  The Company may be unable to renew existing leases or enter into new leases on terms acceptable to us or at all.  Higher lease costs could adversely impact our results of operations, cash flows and financial condition.  Failure by a lessor to renew an existing lease could require the relocation of a clinic, which could disrupt our business and require significant capital expenditures for leasehold improvements.

Terms of our credit facilities may restrict our financial and operating flexibility.

In December 2013, we entered into a revolving line of credit with a lender. The credit agreement includes both positive and negative covenants typical for such lending arrangements, including those that limit our ability to incur debt; invest in other businesses; issue securities; make capital expenditures; merge, consolidate, transfer, license, lease or otherwise dispose of our assets; or take certain other actions without first obtaining the lender’s written consent. The only financial covenant in our credit agreement requires that, beginning with the first quarter of 2014, our sales revenue is not less than 75% of the sales revenue for the corresponding calendar quarter of the prior year. These covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under this credit agreement or our other credit facilities would allow the lender to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities. If our lenders declare amounts outstanding under any credit facility to be due, depending on whether the loan is secured, the lenders could proceed against some or all of our assets. Any event of default, therefore, could have a material adverse effect on our business.

Risks Related to Regulation of our Industry

The Company and the services provided at our clinics are subject to significant regulation.

The healthcare industry is heavily regulated and changes in laws and regulations can be significant. See “Business – Government Regulation” for a description of certain of these laws and regulations.  Many of these laws and regulations are ambiguous, and courts and regulatory authorities have provided limited clarification.  Moreover, state and local laws vary from jurisdiction to jurisdiction.  As we expand, we will need to analyze and constantly reevaluate our compliance with applicable local, state and Federal law.  Our interpretations of applicable law and our business structure could be challenged.  Any failure to comply with applicable law could result in substantial civil and criminal penalties.  Non-compliance with applicable law could have a material adverse effect on our financial condition and could result in the cessation of our business.

The lasers used in our clinics are medical devices subject to Food and Drug Administration (FDA) approval.

The lasers used in our clinics are medical devices subject to the jurisdiction of the FDA.  The FDA has established stringent approval requirements applicable to the initial use and new uses of lasers used for medical purposes.  Any noncompliance with the approved use of a laser or the failure of the suppliers of our lasers to comply with FDA requirements could subject us to product seizure recalls, withdrawal of approvals and civil and criminal penalties, and could have a material adverse effect on our business, financial condition or results of operations.

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

We have contracted with William Kirby, D.O., Inc. for the provision of laser tattoo and hair removal services at our current California clinics in compliance with applicable California state law.  Dr. William Kirby, a member of our Board of Directors, is the sole shareholder of William Kirby, D.O., Inc. and is a board certified dermatologist and licensed Osteopathic Physician and Surgeon in the State of California.  With respect to our other clinics, we have entered into consulting physician agreements with physicians licensed in the state where our clinics are located in accordance with applicable state laws.  As we expand, applicable state law will govern how we structure the provision of services in our new clinics.

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

If the California Medical Board were to ultimately conclude that a physician must be within a limited number of miles from a clinic providing laser services, it would likely limit the number of procedures that can be conducted in our California clinics on any given day, thereby reducing the overall revenues to the physician and consequently reducing our management services fees.  In addition William Kirby, D.O., Inc. would likely seek modifications to our management services agreement that would either increase our costs or decrease our fees, and our ability to grow our business in the State of California would be negatively impacted.

The Company employs the non-physician medical personnel necessary to assist with the tattoo and hair removal services performed at clinics located outside of California.  The consulting physicians that we contract with in the state where is facility is located supervise such personnel.  Accordingly, such physicians must comply with relevant state laws and regulations applicable to the provision of healthcare services by the Company’s non-physician medical personnel.  The laws and regulations applicable to the provision of hair removal services contain more detailed requirements than the laws and regulations applicable to the provision of laser tattoo removal services.

Furthermore, if we expand our operations into other areas outside of our current geography, persons working in our clinics will be subject to the applicable state’s licensing procedures and rules and regulations governing the level of physician supervision required which may differ from those in the states where we currently operate.  If physicians, registered nurses, advanced registered nurse practitioners, physician assistants, and other licensed personnel performing or assisting in laser tattoo and hair removal services at our clinics are deemed to have violated the laws or the rules of the appropriate licensing agency with respect to their scope of practice, they may face disciplinary action, including suspension or revocation of their medical or nursing license or credentials, which could have a material adverse effect on the Company.

Our services provided under the management services agreement with William Kirby, D.O., Inc. could implicate California anti-kickback and profit splitting prohibitions and our consulting physician agreements may implicate other states’ anti-kickback laws.

We believe that our agreements with William Kirby D.O., Inc. and our other consulting physicians are in compliance with applicable state anti-kickback statutes.  There is a risk, however that services or items provided under any such agreement in California could be viewed as “referring or recommending” a person to a health-related facility “for profit” in violation of California Health & Safety Code Section 445 or “referring” a person in violation of California Business & Professions Code 650.  There is also a risk that services or items provided under any such agreements in other states would violate applicable sections of that particular state’s laws or regulations.  We can provide no assurance that government enforcement agencies will not view our agreements with physicians as violating applicable state anti-kickback laws.

Our services provided under the management services agreement with William Kirby, D.O., Inc. and our engagement of physicians under other consulting physician agreements could be determined by the California Medical Board or the applicable state medical boards, respectively, to constitute the unlawful practice of medicine.

With respect to our California clinics, we provide marketing and practice management services to William Kirby, D.O., Inc. pursuant to a management services agreement.  See “Business – Revenue Sources” for a detailed description of the management services agreement.  We believe that the management services agreement complies with applicable California state law.  However, it is possible that the California Medical Board could allege or determine that our provision of management services to William Kirby, D.O., Inc. constitutes excessive control over the entity’s medical practice, that our fee for the provision of such services is excessive or that we are otherwise unlawfully engaged in the practice of medicine.

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

As of December 31, 2013, we have approximately 19.3 million shares of common stock issued and outstanding, warrants to purchase approximately 6,508,000 shares of our common stock outstanding, and options to purchase approximately 1,540,000 shares of our common stock outstanding.  In addition, as of December 31, 2013, we have approximately $1,478,000 in convertible debt outstanding which, if converted, would result in the issuance of approximately 2,388,000 additional shares of common stock.  The Company is currently seeking funding sources with respect to its expansion plans. Larger equity offerings and/or offerings at a lower per share price would result in a greater number of shares of common stock outstanding.  If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, then such issuance will result in dilution to each shareholder by reducing the shareholder’s percentage ownership of the total outstanding shares of our common stock.

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

On March 16, 2010, we filed a Form 15 with the SEC to terminate our registration under Section 12(g) of the Exchange Act.  Upon the filing of the Form 15, our obligation to file periodic and other reports with the SEC was immediately suspended; however at the time of filing, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodic and other reports with the SEC, as we had not filed any quarterly reports on Form 10-Q, annual reports on Form 10-K or other reports since our quarterly report on Form 10-Q for the period ending June 30, 2008.  On December 7, 2011 we filed a registration statement on Form 10 with the SEC to register our common stock pursuant to Section 12(g) of the Exchange Act.  The amended registration statement became effective on February 6, 2012. Following the effectiveness of the registration statement, we are required to file periodic and other reports under Section 13(a) of the Exchange Act.  We are current with all of our required filings under the Exchange Act and have filed annual reports on Form 10-K and quarterly reports on Form 10-Q for all required periods since the period ended December 31, 2011.

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

Location	Address	Size
Beverly Hills, California	8500 Wilshire Blvd., Suite 105 Beverly Hills, CA 90211	1,882 square feet
Santa Ana, California	1441 W. Macarthur Blvd, Suite A Santa Ana, CA 92704	1,800 square feet
Sherman Oaks, California	13833 Ventura Blvd., Suite 102 & 103 Los Angeles, CA 91423	1,922 square feet
Montclair, California	9197 Central Avenue, Suite H Montclair, CA 91763	2,252 square feet
Dallas, Texas	11661 Preston Road, Suite 128 Dallas, TX 75230	1,806 square feet
Houston, Texas	5385 Westheimer Road Houston, TX 77056	2,400 square feet
Phoenix, Arizona	740 S. Mill Avenue, Suite 130 Tempe, Arizona 85281	2,354 square feet
Sugar Land, Texas (1)	1935 Lakeside Plaza Dr. Sugar Land, Texas 77479	2,492 square feet
Atlanta, Georgia (2)	3637 Peachtree Road, Suite D-1 Atlanta, Georgia 30326	2,603 square feet
Frisco, Texas (3)	3401 Preston Rd., Suite D-6 Frisco, TX 75034	2,520 square feet
Ft. Worth, Texas (4)	2600 West 7th Street, Suite 104 Ft. Worth, Texas 76107	2,166 square feet

(1)	The clinic commenced operations in March 2013 and ceased operations in February 2014.
(2)	The clinic commenced operations in October 2013.
(3)	The clinic commenced operations in March 2014.
(4)	The clinic is in development and not currently operating. The Company expects to commence operations at this location in the second quarter of 2014.

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

Holders

As of March 1, 2014, we had approximately 250 shareholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.  Our board of directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Securities authorized for issuance under equity compensation plans

As of December 31, 2013, shares of common stock authorized for issuance under our equity compensation plan are summarized in the following table. See Note 9 to the Financial Statements for a description of the plan.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grant
Plan approved by stockholders	1,540,414	$0.45	2,448
Plan not approved by stockholders	1,900,000	-	1,900,000
Total	3,440,414	$0.45	1,902,448

In July 2013, our board of directors authorized and approved an increase in the maximum number of shares reserved for issuance under the Dr. Tattoff, Inc. 2012 Long-Term Incentive Plan by 1,900,000 shares, subject to approval of our shareholders within one year of the date of such authorization and approval.

Recent Sales of Unregistered Securities

The following summarizes all sales of our unregistered securities during the fiscal year ending December 31, 2013.  The securities in each one of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness.  The securities are deemed restricted securities for purposes of the Securities Act.

In January 2013, the Company issued 35,700 shares of common stock to an employee upon exercise of an incentive stock option. The Company received gross proceeds of approximately $17,500.

In January 2013, the Company issued $300,000 of secured senior convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, payable quarterly, and are due at maturity.  The notes mature in December 2014 and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC II, LLC. As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 375,000 shares of the Company’s common stock at an exercise price of $.75 per share.

In February, 2013, the Company issued $200,000 in notes, secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics. The notes bear interest at 15% and were originally due on August 15, 2013 but the date was extended to March 31, 2014. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 218,750 shares of the Company’s common stock at an exercise price of $.60 per share.

In March 2013, the Company sold 136,365 shares of common stock in a private placement for aggregate gross proceeds of approximately $75,000. As additional consideration for the investors purchasing the common stock, the Company issued the investors fully vested five-year warrants to purchase an aggregate of 102,274 shares of the Company’s common stock at an exercise price of $.65 per share.

Also in March 2013, the Company issued 423,061 shares of common stock and fully-vested five year warrants to purchase 76,530 shares of the Company’s common stock at an exercise price of $.595 per share in exchange for services provided to the Company. The common stock issued included an aggregate of 270,000 shares issued to members of our board of directors as compensation for services.

In April 2013, the Company sold 90,910 shares of common stock in a private placement for aggregate gross proceeds of approximately $50,000. As additional consideration for the investor purchasing the common stock, the Company issued the investor fully vested five-year warrants to purchase an aggregate of 68,183 shares of the Company’s common stock at an exercise price of $.65 per share. Also, in May 2013, the Company issued 145,455 shares of common stock and five-year warrants, vesting over one year, to purchase 34,090 shares of the Company’s common stock at an exercise price of $.65 per share in exchange for services provided to the Company.

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

In December 2013, the Company issued $50,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 76,923 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share.

In December 2013, the Company issued 13,636 shares of common stock in exchange for services. The Company also issued 125,000 shares of common stock to a lender in connection with a revolving loan facility. Also in December 2013, the Company issued 5,300 shares of common stock to non-executive employees as additional compensation.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-looking Statements

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the years ending December 31, 2013 and 2012.

Liquidity and Capital Resources.  This section provides an analysis of the Company’s cash flows for the years ending December 31, 2013 and 2012, as well as a discussion of the Company’s outstanding commitments that existed as of December 31, 2013 and December 31, 2012.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements in 2013 and 2012.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.  The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law.  We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician.  This arrangement is structured to comply with a California state limitation on the corporate practice of medicine.  In addition, we own and operate five clinics, in Dallas and Houston Texas, in Atlanta, Georgia and in Phoenix, Arizona.  The Sugar Land, Texas clinic opened in March 2013 (and was closed in February 2014) and the Atlanta location opened in October 2013.  We opened a location in Frisco, Texas (a suburb of Dallas) in March 2014.  We have signed a lease for space for a clinic in Ft. Worth, Texas which we expect to open in the second quarter of 2014.  As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics.  Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms our clinics and our facilities refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of over 230,000 procedures to more than 29,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004.  We opened two clinics in 2011, two in 2012 and two in 2013.

Our primary source of revenues through December 31, 2013, consisted of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 5.0% of cash collections for the year ended December 31, 2013.  Advertising costs provided under the management services agreement were approximately 11.0% of our management service revenue in the year ended December 31, 2013.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business. Fee for service receipts of William Kirby D.O., Inc., less refunds, decreased by approximately $239,000 for the year ended December 31, 2013 when compared to the prior year.  Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. also decreased by approximately $176,000.  Dr. Kirby’s staff compensation expense also decreased for the year ended December 31, 2013 when compared to the prior year as a result of a decrease in the number of hours of operation in some locations and other efficiencies.  As a result, despite the decrease in fee for service receipts, William Kirby, D.O., Inc. experienced a cash basis profit in 2013. In the event that William Kirby, D.O. Inc. incurs losses, it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

Funds from operations from our Dallas, Houston, Phoenix and Atlanta clinics serve as an additional source of revenue.  In connection with our Dallas, Houston, Atlanta and Phoenix clinics, we entered into consulting physician agreements with licensed physicians, pursuant to which those physicians, or other physicians engaged by those physicians provide to our clinics (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

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

With respect to our clinics, the amount of revenue generated by a clinic, whether for the Company directly (with respect to our Texas, Georgia and Arizona locations) or for William Kirby, D.O., Inc. (with respect to our California locations) is primarily a function of the size and characteristics of the tattoo and the area of the body to be treated for hair reduction, less any refunds.  Under our management services agreement with William Kirby, D.O., Inc., our management services fee is based on a percentage of the contracting physician’s gross revenues.  The costs of operating our California clinics are predominantly fixed or have a relatively small variable component, principally supplies.  As a result, the contracting physician’s procedure volume can have a significant impact on our level of profitability since we operate under a fixed percentage of gross revenues arrangement.  With respect to the clinics we operate directly, the costs of operating our clinics, not only include those that are fixed or have a relatively small variable component, principally supplies, but also include the expenses related to the personnel to staff the clinics.  Here too, the procedure volume can have a significant impact on our level of profitability since many of the costs are relatively fixed.

Management measures volume in “encounters,” which includes a visit to the clinic whether or not a purchase is made, and telephone sales.  Management believes this measurement best represents the variable resource requirements, primarily staff time, and because other measures would be difficult and expensive to implement with little added benefit.

Our management service fees are affected by a number of factors, including, but not limited to, our ability to assist the contracting physician to generate patients, placement for the physician through our consumer advertising and word of mouth referrals, the availability of patient financing and the effect of competition and discounting practices in the laser tattoo and hair removal industry.  The majority of patients, approximately 90%, pay for services using a debit or credit card or outside financing agencies whose services our contracting physician offers.  Historically, the outside financing agencies our contracting physician uses offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback.  In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician.  Our contracting physician offers a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds were less than 1% of our contracting physician’s gross revenue in the year ended December 31, 2013.  Refunds and chargebacks result in a reduction of our management fee.  Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

William Kirby, D.O., Inc. does not provide patient financing but offers a program whereby patients can pay monthly via automatic charge.  Currently, patients may cease participation in the program at any time and no interest is charged.  The program was developed to meet the needs of patients who are unable to finance a purchase using a credit card or outside financing agencies.  Less than 2% of William Kirby, D.O., Inc.’s patients pay in this manner.

Effective marketing is an integral factor in our ability to generate patients and service fees our own clinics and for William Kirby, D.O., Inc. and ultimately affect our management service fees and revenue from our owned clinics.  Our marketing efforts have traditionally focused on our website and its placement on search engines, email campaigns directed towards existing patients, and word of mouth referral.  We also use outdoor and radio advertising. The purpose of our marketing is to educate prospective patients about the advantages of laser tattoo and laser/IPL hair removal compared to alternatives and to attract them to our clinics.

Gift certificate sales represented approximately 1% of William Kirby, D.O., Inc.’s gross revenue in the year ended December 31, 2013.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee.  We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics have not been significant to date.

The fees generated by William Kirby, D.O., Inc., and therefore our management services fees, as well as the revenues from our owned clinics have historically been weak in the fourth quarter.  We believe that patients are less inclined to purchase discretionary services in the months of November and December as they have atypical demands on both their time and financial resources.

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

We opened a location in Sugar Land, Texas in March 2013 (which was closed in February 2014 after showing disappointing results), a location in Atlanta in October 2013, a location in Frisco, Texas in March 2014 and currently anticipate opening an additional clinic in Ft. Worth, Texas in the second quarter of 2014, and may open additional clinics in Texas, Georgia, Florida, Arizona, and other states later in 2014 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2013 and the Twelve Months Ended December 31, 2012

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Twelve Months Ended December 31,
	2013	2012

Revenues	100%	100%
Clinic operating expenses	92%	77%
General & administrative expenses	80%	80%
Marketing and advertising	21%	19%
Depreciation & amortization	11%	9%
Loss from operations	(103%)	(86%)
Interest expense and other	(14%)	(3%)
Net (loss) income	(118%)	(89%)

Revenues. Revenues increased by approximately $454,000, or 14%, to approximately $3,655,000 for the twelve months ended December 31, 2013 compared to approximately $3,200,000 for the twelve months ended December 31, 2012. Encounters increased from approximately 42,800 to 43,600 or 2%.  Two new clinics opened in 2013 accounted for 827 encounters and revenue of approximately $85,000.  Two clinics opened in 2012 accounted for an increase of approximately 4,000 encounters and $455,000 of the increase in revenue.  Revenue from mature clinics decreased by approximately $86,000. Revenue at our Dallas, Texas clinic increased by $89,000 while management services fees from our California clinics decreased by approximately $176,000.

We attribute the decline in revenue at our California clinics principally to a decline in hair removal business that was not offset by increased tattoo removal revenue.  All five of our mature clinics suffered a reduction in hair revenue in 2013, which we principally attribute to increased pricing pressure from social media coupon programs.  We expect hair revenue to be a declining percentage of gross revenue in the future.  Our revenue was also impacted by a decrease in the number of new tattoo consultations in 2013 when compared to the prior year. We believe that the decrease in consultations is a result of a decline in the effectiveness in online advertising we experienced in 2013. Further, financial constraints limited our ability to market, particularly in the second half of the year.

We measure the average fee paid by our customers per encounter as a key indicator of management performance.  Since the majority of our customers purchase a package of treatments, the average fee per encounter is much higher in the first few months following a clinic opening and then declines as packages are redeemed.  Average fee per encounter increased from $114 in 2012 to $126 in 2013.  Fee per encounter in our mature clinics increased approximately 6% when compared to the prior year.  Fee per encounter at clinics opened in 2012 decreased approximately 19% in the year ended December 31, 2013 when compared to the year ended December 31, 2012, reflecting the growth in encounters from package redemptions. Fee per encounter for clinics opened in 2013 averaged $237.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.  We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels.  Clinic operating expenses increased by 36% in the aggregate and increased 15% as a percentage of revenues to approximately $3,354,000 for the year ended December 31, 2013 versus approximately $2,472,000 for the year ended December 31, 2012.  Of this increase of approximately $882,000, approximately 62% or $544,000 was related to two new clinics (Sugar Land and Atlanta) opened in 2013 and approximately 48% or $421,000 reflects a full year of operation for two clinics opened in 2012 offset by a decrease in operating expenses in our mature clinics.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $776,000 for the twelve months ended December 31, 2013, compared to approximately $622,000 for the twelve months ended December 31, 2012, an increase of approximately $154,000.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses increased by approximately $340,000 to approximately $2,912,000 for the twelve months ended December 31, 2013 when compared to $2,567,000 in the prior year.  Salaries, wages and benefits increased as we added our Executive Vice President and Chief Operating Officer and additional clinical and operational support personnel. The increase in salaries and wages was significantly offset by a decrease in legal fees of approximately $220,000. Non-cash stock compensation expense increased by approximately $66,000 reflecting a higher level of grant activity under our long-term incentive plan in 2013 and our board of directors approved incentive compensation of $81,000 to our key employees. We also issued 270,000 shares of stock, which we valued at $.49 per share to our independent directors for their service. There was no stock grant to our independent directors in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 41% in the aggregate to approximately $397,000 for the twelve months ended December 31, 2013 versus approximately $282,000 for the twelve months ended December 31, 2012.  The depreciation and amortization related to the opening of two new clinics in 2013 and a full year of operation for two clinics opened in 2012 were the principal factors in the increase.

Interest Expense. Interest expense for the twelve months December 31, 2013 was approximately $592,000, an increase of approximately $476,000 when compared to interest expense of $116,000 for the twelve months ended December 31, 2012.  The increase in interest expense is principally a result of the issuance of approximately $885,000 in convertible notes, $520,000 in non-convertible debt, and borrowing of $1,300,000 under a revolving line of credit during the year and the financing of new laser devices for two new clinics together with amortization of debt discount related to warrants issued with or upon extension of convertible notes and non-convertible debt. Amortization of debt discount to interest, a non-cash charge, was approximately $309,000 in 2013 compared to $40,000 in the prior year.

Comparison of the Twelve Months Ended December 31, 2012 and the Twelve Months Ended December 31, 2011

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Twelve Months Ended December 31,
	2012	2011

Revenues	100%	100%
Clinic operating expenses	77%	59%
General & administrative expenses	80%	103%
Marketing and advertising	19%	20%
Depreciation & amortization	9%	9%
Loss from operations	(86%)	(91%)
Interest expense and other	(3%)	(2%)
Net (loss) income	(89%)	(93%)

Revenues. Revenues increased by approximately $534,000, or 20%, to approximately $3,200,000 for the twelve months ended December 31, 2012 compared to approximately $2,666,000 for the twelve months ended December 31, 2011.  Encounters increased by approximately 10,000 from 33,000 to 43,000 or 30%.  Two new clinics opened in 2012 accounted for 1,000 encounters, or approximately 10% of the increase in encounters.  The clinics opened in 2012 generated approximately $74,000 in revenue. Two clinics opened in 2011 accounted for an increase of approximately 6,500 encounters and $417,000 of the increase in revenue.  Revenue from mature clinics increased by approximately $43,000. Two of the three mature clinics collectively generated increased revenue of approximately $162,000, while our San Fernando, CA clinic suffered a decrease in revenue of approximately $119,000.  We attribute the decline in revenue principally to a decline in hair removal business at the clinic that was not offset by increased tattoo removal revenue. All three of our mature clinics suffered a reduction in hair revenue in 2012, which we principally attribute to increased pricing pressure from social media coupon programs. We expect hair revenue to be a declining percentage of gross revenue in the future.  We also moved the San Fernando Valley clinic to a new location in February 2013 that we believe will result in improved financial performance.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $121,000 at December 31, 2013 when compared to December 31, 2012.  Cash used in operations was approximately $1,628,000, cash using in investing activities was approximately $593,000, and cash provided by financing activities as approximately $2,100,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital.  The twelve months ended December 31, 2013 and 2012 reflected net cash used in operating activities of $1,628,000 and $1,589,000, respectively.  While our clinics (both managed and owned) collectively were able to generate positive cash flow from operations during the twelve months ended December 31, 2013 and 2012, they were unable to generate enough positive cash flow to cover our overhead expenses, including the substantial professional fees we have incurred during 2012 to become a public reporting company and file reports required of such companies.

Net cash used in investing activities for the twelve months ended December 31, 2013 and 2012, respectively was $593,000 and $491,000, reflecting purchases of property and equipment.  Our purchases of property and equipment in 2013 are principally related to the clinics we opened in Sugar Land in March 2013 and Atlanta in October 2013.  Our purchases of property and equipment in 2012 are principally related to the clinics we opened in in Houston in June 2012 and in Phoenix in November 2012.

Net cash from financing activities for the twelve months ended December 31, 2013 was approximately $2,100,000 primarily consisting of the proceeds of the sale of convertible notes and short-term debt in private placements in March, July, August, September, October, and December 2013 of approximately $1,405,000 and cash received from our revolving loan in December 2013 of approximately $1,300,000, reduced by principal payments made on capital lease obligations and notes payable.

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

Going Concern Issues

At December 31, 2013, the Company had accumulated losses of approximately $11,708,000, current liabilities that exceeded its current assets by approximately $5,435,000, and shareholders’ deficit of approximately $4,013,000.  In 2013, the Company had a net loss on operations of approximately $3,784,000 and the Company has not yet produced positive cash flow from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and reduce the level of expenses as a percentage of revenue it incurs to address its losses and ability to continue to operate.  The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

In connection with the 2010 restructuring, the Company also expanded its board of directors to include individuals with substantial experience in raising capital and numerous relationships that may assist the Company in achieving its goals.  In the event that the Company is unsuccessful in raising adequate equity capital, management will attempt to reduce losses and preserve as much liquidity as possible.  Steps management would likely take would include limiting capital expenditures and reducing expenses.  A reduction in expenses would likely include personnel costs, professional fees, and marketing expenses. While management would attempt to achieve break-even or profitable operations through these steps, there can be no assurance that it will be successful.

Commitments

As of December 31, 2013, our commitments for the following year totaled approximately $3,662,000, comprised of $10,000 in payments on capital lease obligations, $636,000 in payments on operating leases, $948,000 in payments on convertible notes, $717,000 on other notes payable, $1,101,000 in payments on our revolving line of credit, and $250,000 in payments to William Kirby, D.O., Inc.  As of December 31, 2012, our commitments for the following year totaled approximately $1,028,000, comprised of $51,000 in payments on capital lease obligations, $531,000 in payments on operating leases, $196,000 in payments on long-term notes payable, and $250,000 in payments to William Kirby, D.O., Inc.  Cash balances were $197,523 and $318,394 at December 31, 2013 and December 31, 2012, respectively.

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

Because there is no trading market for the Company’s common stock or any of its warrants or other derivative liabilities, the Company cannot calculate actual volatility.  Management has estimated volatility by selecting a group of companies deemed by management to be similar.  Changes in fair value estimates may have a material impact on the measurement of derivative liabilities.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management concluded that, as of December 31, 2013, our system of internal control over financial reporting was effective.

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

During the Company’s fourth fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Position
John Keefe	65	Chief Executive Officer and Director
Harry Zimmerman	58	Executive Vice President and Chief Operating Officer
Mark Edwards	58	Chief Financial Officer
Eugene Bauer, M.D.	71	Director (Chair)
Gene Burleson	73	Director
Joel Kanter	57	Director
William Kirby, D.O.	41	Director

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

Harry L. Zimmerman.  Mr. Zimmerman began serving as our Executive Vice President on January 1, 2013 and became our Chief Operating Officer on March 5, 2013.  He served as a consultant to the Company from June 2012 through December 2012.  From July 2011 through March 2012 he served as Chief Financial Officer and General Counsel of Westech Capital Corporation, a company in the securities industry.  From October 2008 through July 2010 Mr. Zimmerman served as Chief Financial Officer of Pet DRx Corporation (NCM: VETS), an owner and operator of veterinary care clinics. Mr. Zimmerman served as Executive Vice President and General Counsel of Encore Medical Corporation (NASDAQ: ENMC), a worldwide orthopedics medical device company, from October 2000 through November 2007 and served as Vice President — General Counsel of Encore Medical Corporation from April 1994 until October 2000 after twelve years of experience in the private practice of corporate, real estate and tax law.  From 1992 to April 1994, Mr. Zimmerman was associated with the law firm of Winstead Sechrest & Minick, P.C., a law firm based in Texas, in the corporate, tax and real estate practices of the firm’s Austin office.  Mr. Zimmerman is licensed as a Certified Public Accountant and attorney in the State of Texas. He has a B.S. (with honors) in Economics from the Wharton School of the University of Pennsylvania and a J.D. (with honors) from the University of Texas School of Law.

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

Joel Kanter. Mr. Kanter brings to our Board of Directors extensive experience in finance, investment banking and strategic planning, as well as experience in public company directorship of companies in the healthcare industry. Mr. Kanter has served as a member of our Board of Directors since August 2010.  Since July 1986, Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm.  From 1989 to November 1999, Mr. Kanter served as the President, and subsequently as the President and Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company (NMS: WNUT).  Walnut Financial’s primary business focus was the provision of different forms of financing to small business, by providing equity financing to start-up and early stage development companies, providing bridge financing to small and medium-sized companies, and providing later stage institutional financing to more mature enterprises.  The company was sold to Tower Hill Capital Group in 1999 in a transaction valued at approximately $400 million. Mr. Kanter serves on the board of directors of several public companies including Magna-Labs, Inc., formerly involved in the development of a cardiac MRI device; Medgenics, Inc., an Israeli biotechnology company; and WaferGen, which is engaged in the development, manufacturing and sales of state-of-the-art systems for gene expression, genotyping and stem cell research.  He also serves on the board of directors of several private companies.  Mr. Kanter is a current Trustee and past President of the Board of Trustees of The Langley School in McLean, Virginia; and a former Trustee at the Georgetown Day School in Washington, D.C.  He is also the current Board Chair of the Black Student Fund and a member of the executive committee of the Kennedy Center’s National Committee on the Performing Arts.

William Kirby.  Dr. Kirby brings to our Board of Directors extensive experience in laser tattoo and hair removal services and a depth of understanding of our business and operations.  Dr. Kirby has served as a member of our Board of Directors since March 2008 and is the sole shareholder of William Kirby, D.O., Inc., an entity that provides laser tattoo and hair removal services to our California clinics as set forth in a management services agreement with the Company.  Dr. Kirby was a managing member of DRTATTOFF, LLC, our predecessor, since its inception in 2004.  Since 2002, Dr. Kirby has practiced medicine in California as a licensed Osteopathic physician and surgeon and is board certified in dermatology through the American Osteopathic College of Dermatology.  He currently serves as a Clinical Assistant Professor, Department of Internal Medicine, Division of Dermatology, at Nova Southeastern University and as a Clinical Assistant Professor of Dermatology at Western University of Health Sciences.  Dr. Kirby earned a Bachelor of Science degree in Biology from Emory University in 1995 and a Doctor of Osteopathic Medicine degree from Nova Southeastern University in 2000. Kirby has authored approximately a dozen medical articles involving tattoo removal and served as the lead author on a textbook chapter on this subject in two textbooks.

Family Relationships

None

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table provides information regarding compensation awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving as such at December 31, 2013 for all services rendered in all capacities to us during our fiscal years ended December 31, 2013 and December 31, 2012.  We refer to these three executive officers as our named executive officers.

Name and Principal Position	Year	Salary	Option and Warrant Awards(1)	All Other Compensation	Total
John Keefe Chief Executive Officer and Director	2013	$334,630	$30,629	$-	$365,259	(2)
	2012	$309,630	$2,050	$-	$311,680

Harry Zimmerman EVP and Chief Operating Officer	2013	$276,000	$109,968	$-	$385,968	(3)

Mark Edwards Chief Financial Officer	2013	$264,646	$23,809	$-	$288,455	(4)
	2012	$248,646	$1,710	$-	$250,356

(1)	See “Footnote 9, Equity” of the attached Consolidated Financial Statements for assumptions used in valuation of option and warrant awards.
(2)
Includes $25,000 bonus awarded under the Company’s Short-Term Incentive Plan, $17,500 due as minimum bonus pursuant to the executive’s employment agreement, and $27,158 in salary, all of which remains unpaid as of the date hereof.

(3)
Includes $6,000 bonus awarded under the Company’s Short-Term Incentive Plan, $30,000 due as minimum bonus pursuant to the executive’s employment agreement, and $10,096 in salary, all of which remains unpaid as of the date hereof. Mr. Zimmerman became an executive of the Company on January 1, 2013. He served as a consultant to the Company from June 2012 to December 2012.

(4)
Includes $16,000 bonus awarded under the Company’s Short-Term Incentive Plan, $13,500 due as minimum bonus pursuant to the executive’s employment agreement, and $22,362 in salary, all of which remains unpaid.

Interest paid on loans made to the Company on terms the same as paid to non-employee lenders is excluded.

The Company does not as of the date hereof currently provide pension benefits or nonqualified deferred compensation to the named executive officers that would be subject to disclosure pursuant to the applicable securities regulations.

Employment Agreements

We have entered into employment agreements with John Keefe, Harry Zimmerman, and Mark Edwards, or the “Executives”.  Under the agreements, Mr. Keefe will serve as our chief executive officer; Mr. Zimmerman will serve as our executive vice president and chief operating officer, and Mr. Edwards will serve as our chief financial officer.  Each employment agreement is for a fixed term of two years, ending on the second anniversary of the effective date of each employment agreement.  Mr. Keefe’s employment agreement is effective as of July 1, 2013 and extends until July 1, 2015; Mr. Zimmerman’s agreement is effective as of January 1, 2013 and extends to January 1, 2015; and Mr. Edwards’s agreement is effective as July 1, 2013 and extends until July 1, 2015.

Mr. Keefe will receive a base salary of $274,630 per year with a minimum bonus of $35,000; Mr. Zimmerman will receive a base salary of $240,000 with a minimum bonus of $30,000; and Mr. Edwards will receive a base salary of $221,646 per year with a minimum bonus of $27,000.  Our Board of Directors will review the base salary for each Executive at least annually for possible increases.  The employment agreements also provide that each Executive is eligible to receive an annual incentive compensation payment that is based on objective, subjective and personal performance criteria, as determined in the discretion of the Board of Directors.  Our Board of Directors may also grant equity compensation to each Executive under an equity compensation plan maintained by us and approved by our Board of Directors, including the Long-Term Incentive Plan discussed below.  We will also provide the Executives with certain benefits and perquisites under the employment agreements that are commensurate with each Executive’s position, including expense reimbursement, vacation time, and participation in our employee benefit plans that we may maintain from time to time.

In connection with their employment agreements, Mr. Keefe, Mr. Zimmerman and Mr. Edwards were also granted incentive stock options in the amounts of 63,636, 61,225, and 49,091 shares of common stock, respectively.  Each option granted to Mr. Keefe and Mr. Edwards has an exercise price of $0.55 per share.  The options granted to Mr. Zimmerman have an exercise price of $0.49 per share.  Also in connection with their employment agreements, Mr. Keefe, Mr. Zimmerman and Mr. Edwards were also granted warrants to acquire common stock of the Company in the amounts of 47,727, 30,613, and 36,818 shares of common stock, respectively.  Each warrant issued to Mr. Keefe and Mr. Edwards has an exercise price of $0.65 per share.  The warrants issued to Mr. Zimmerman have an exercise price of $0.595 per share.  The options and warrants granted to Mr. Zimmerman were issued on January 15, 2013, the date of execution of his employment agreement.  The options and warrants granted to Mr. Keefe and Mr. Edwards were effective as of July 3, 2013, the execution date of their new employment agreements.

If, during the term of the employment agreement, we terminate an Executive’s employment without “cause” or if a change in control of the Company occurs and he resigns for “good reason” within twelve months after that change in control, we will continue to pay the Executive his then-current base salary for a specified period after his employment terminates as severance.  If an Executive remains employed by us after the employment agreement expires, and we subsequently terminate that Executive’s employment without “cause,” we will continue to pay him his then-current base salary for a specified period after we terminate his employment.  The specified periods for purposes of the severance amounts described above is twelve months with respect to Mr. Keefe and Mr. Zimmerman and nine months with respect to Mr. Edwards.   Each Executive is required to execute a release of claims against us as a condition to the payment of severance benefits.

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

Under the Long-Term Incentive Plan, we can grant incentive and nonqualified options to purchase shares of our common stock, stock appreciation rights, other stock-based awards, which are settled in either cash or shares of our common stock and are determined by reference to shares of our stock (such as grants of restricted common stock, grants of rights to receive stock in the future or dividend equivalent rights) and cash performance awards, which are settled in cash and are not determined by reference to shares of our common stock, or the Awards.  The Board of Directors has reserved 4,471,428 shares of our common stock for issuance pursuant to Awards, subject to adjustment as provided in the Long-Term Incentive Plan, any or all of which may be granted as incentive stock options.

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

Effective as of June 1, 2012, the Board of Directors adopted limitations on the awards that may be granted to each employee per year with the intention that the awards qualify as performance-based compensation under Section 162 of the Code.  The maximum number of shares of common stock that may be granted during any calendar year as to any employee with respect to which options, stock appreciation rights or other awards that are denominated in shares of common stock and are intended to be performance-based compensation under Code Section 162(m) shall not exceed 428,571, subject to adjustment in accordance with the provisions of the Long-Term Incentive Plan.  Furthermore, the maximum aggregate dollar amount that may be paid under any performance Award denominated in cash during any calendar year to an employee may not exceed $1,000,000.

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

The performance goals may be applied to the Company, any affiliate or any business unit, either individually, alternatively or in combination.  In addition, the Committee may modify the performance goals previously established with respect to a particular grant of an Award to address accounting expenses of equity compensation; amortization of acquired technology and intangibles; asset write- downs; litigation-related events; changes in laws affecting reported results; reorganizations; discontinued operations; and extraordinary and non-recurring events, except where such action would result in the loss of a tax deduction to the Company pursuant to Code Section 162(m).

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

Shareholder Approval.  Our shareholders approved the Long-Term Incentive Plan on January 30, 2012 with respect to the initial 2,571,428 shares.  They have not yet approved the additional 1,900,000 shares that were added to the Long-Term Incentive Plan by the Board of Directors on July 3, 2013.

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

The target incentive is a percentage of the applicable executive’s weighted average base salary for the calendar year.  The 2013 target incentive percentage for the chief executive officer were 25%; for the chief operating officer 20%; and for the chief financial officer, 20%.  When calculating annual incentives payable under the STIP, the chief executive officer can recommend the recognition of individual performance to modify calculations based solely on our Company’s performance, subject to approval by our compensation committee with respect to other executive officers and direct reports to the chief executive officer.  The chief executive officer cannot make such a recommendation with respect to his position.

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

Option Awards to Executives under the Long-Term Incentive Plan in 2013 and 2012

In 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 31,368 shares of the Company’s common stock, all of which were outstanding as of December 31, 2013.  The options have an exercise price of $0.55, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant.  The options vested immediately.   In 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 173,952 shares of the Company’s common stock, all of which were outstanding as of December 31, 2013.  Of these, 112,727 have an exercise price of $0.55 and 61,225 have an exercise price of $.49, which in each instance the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant.  The options vest ratably over twelve months.  In June 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s Chief Operating Officer to purchase an aggregate of 212,143 shares of the Company’s common stock, all of which were outstanding as of December 31, 2013.  The options have an exercise price of $0.55, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant.  The options vest 20% on grant and 20% on each anniversary date of May 17, 2013.

In November 2012, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 17,185 shares of the Company’s common stock, all of which were outstanding as of December 31, 2013.  The options have an exercise price of $0.49, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant.  The options vested immediately.

Awards to Executives under the Short-Term Incentive Plan in 2013 and 2012

There were no awards to our named executive officers under the Short-Term Incentive Plan in 2012.  In 2013, Mr. Keefe was awarded $25,000 and Mr. Edwards was awarded $16,000.  In addition, the Compensation Committee awarded Mr. Zimmerman a bonus of $6,000 for work he had performed for the Company.  None of these awards have been paid as of December 31, 2013.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2013:

	Number of Securities Underlying Unexercised Options and Warrants
Name	Exercisable	Unexercisable		Exercise price (per share)	Expiration Date
John Keefe Chief Executive Officer and Director	169,714	169,714	(1)	$0.3687	4/15/2021
	7,021	-	(2)	$0.49	11/12/2022
	11,848	-	(2)	$0.49	3/5/23
	26,515	37,121	(3)	$0.55	7/3/23
	19,885	27,842	(3)	$.65	7/3/18
	2,601	-	(2)	$0.55	10/1/23

Harry Zimmerman	56,123	5,102	(4)	$0.49	1/15/23
EVP and Chief Operating Officer	28,061	2,552	(4)	$.595	1/15/18
	2,679	-	(2)	$0.49	3/5/323
	42,429	169,714	(5)	$0.55	6/17/23
	2,386	-	(2)	$0.55	10/1/23

Mark Edwards Chief Financial Officer	102,857	102,857	(1)	$0.3687	4/15/2021
	5,855	-	(2)	$0.49	11/12/2022
	9,514		(2)	$0.49	3/5/23
	20,455	28,636	(3)	$0.55	7/3/23
	15,340	21,478	(3)	$.65	7/3/18
	2,340		(2)	$0.55	10/1/23

(1)
Granted April 15, 2012 pursuant to the Company’s Long-Term Incentive Plan.  The executives’ options vest in equal, 20% annual increments, with the first installment vesting immediately and each subsequent installment vesting on the anniversary of the grant date, over a period of four years measured from the grant date.  In June 2012, Mr. Keefe and Mr. Edwards exercised their option with respect to the then exercisable portion of the award.

(2)	Granted pursuant to the Company’s Long-Term Incentive Plans. The executives’ options, issued in connection with the executives’ agreement to defer salary, vested immediately.
(3)
Granted July 3, 2013 pursuant to the Company’s Long-Term Incentive Plan.  The executives’ options and warrants vest in equal monthly increments, over a period of twelve months measured from the grant date.

(4)
Granted January 15, 2013 pursuant to the Company’s Long-Term Incentive Plan.  The executive’s options and warrants vest in equal monthly increments, over a period of twelve months measured from the grant date.

(5)
Granted June 17, 2013 pursuant to the Company’s Long-Term Incentive Plan.  The executive’s options vest in equal, 20% annual increments, with the first installment vesting immediately and each subsequent installment vesting on the anniversary of May 17, 2013, over a period of four years measured from the grant date.

Director Compensation

The following table provides information regarding compensation awarded to, earned by or paid to non-employee members of our Board of Directors serving as such during our fiscal year ended December 31, 2013.  On April 15, 2011 the Company approved the payment of a $20,000 annual retainer and equity grants to the independent directors.  None of the annual retainer was paid in 2011, 2012 or 2013.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation		Total
Eugene Bauer	$20,000	$44,100	$17,420	-		$81,520

Gene Burleson	$20,000	$44,100	$17,420	-		$81,520

Joel Kanter	$20,000	$44,100	$17,420	-		$81,520

William Kirby	$-	$-	$4,825	$250,000	(2)	$254,825

(1)	See “Note 9, Equity” of the attached Consolidated Financial Statements for assumptions used in valuation of option awards.
(2)	Paid or payable pursuant to Medical Director’s Agreement.

Option Awards and Stock Grants to Directors under the Long-Term Incentive Plan in 2012 and 2013

Non-Employee Director Options. In March 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of nonqualified stock options to the Company’s independent directors to purchase an aggregate of 135,000 shares of the Company’s common stock, all of which were outstanding as of December 31, 2013.  The options have an exercise price of $.49, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant.  Fifty percent (50%) of the director options vested immediately upon the grant date, twenty five percent (25%) vest on the first anniversary of the grant date and the remaining twenty five percent (25%) vest on the second anniversary of the grant date.  In March 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors also approved the grant of nonqualified stock options to the Company’s independent directors to purchase an aggregate of 60,000 shares of the Company’s common stock, all of which were outstanding as of December 31, 2013.  The options have an exercise price of $.49, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant.  They all vested immediately upon the grant date.

Stock Grants. In March 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors also approved the grant of 90,000 shares of the Company’s common stock to each of the Company’s independent directors, which vested immediately upon the grant date.  There were no stock grants pursuant to the Long-Term Incentive Plan to any of the Company’s directors in 2012.

Kirby Agreements

Effective January 1, 2010, we entered into an Amended and Restated Management Services Agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to this agreement, the Company provides certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to our California clinics where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  The Company does not own any equity in William Kirby D.O., Inc., and does not economically benefit from any increase in the value of William Kirby, D.O., Inc.  As compensation for services rendered, the Company receives a management fee for 2013 of 70.3% of the gross revenues of William Kirby, D.O., Inc.

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

The following table sets forth, as of December 31, 2013, the number of shares of our common stock that are held by:

●	each person or entity known by us to beneficially own more than 5% of our common stock;

●	each of our executive officers named in the Summary Compensation Table;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 19,308,230 shares of common stock outstanding as of December 31, 2013.

The number of shares beneficially owned by each person is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the person has the sole or shared voting power or investment power and also any shares the person has the right to acquire within 60 days of December 31, 2013, through the exercise of any stock option, warrant or other right.  Except as indicated in this table, we believe each person or entity listed has sole investment and voting power with respect to the shares set forth in the table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants or other rights held by that person that are or will become exercisable within 60 days of December 31, 2013, are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent (%) of Common Stock
Named Executive Officers
John Keefe (2)	554,932	(3)	2.83%
Harry Zimmerman	307,010	(4)	1.57%
Mark Edwards	315,061	(5)	1.62%

Non-Employee Directors
Eugene Bauer (Chair)	390,269	(6)	2.01%
Gene Burleson	1,825,189	(7)	8.97%
Joel Kanter	1,581,825	(8)	7.78%
William Kirby	577,191	(9)	2.98%
All Directors and Officers as a Group (7 persons)	5,551,491		24.97%

5% Shareholders
CIBC Trust Company (Bahamas) Limited as Trustee of Settlement T-555	3,354,791	(10)	16.42%
The Andrew M Heller 2009 GRAT	3,311,306	(11)	15.70%
Chicago Investments, Inc.	1,551,119	(12)	7.93%

(1)	Unless otherwise indicated, the address for each listed stockholder is c/o Dr. Tattoff, Inc., 8500 Wilshire Boulevard, Suite 105, Beverly Hills, California, 90211.
(2)	Member of the Company’s Board of Directors.
(3)	Includes 234,965 shares of common stock, 217,699 options and 102,268 warrants held by John Keefe, which options and warrants are exercisable within 60 days of December 31, 2013.
(4)	Includes 88,520 shares of common stock, 103,617 options and 114,873 warrants held by Harry Zimmerman, which options and warrants are exercisable within 60 days of December 31, 2013.
(5)	Includes 125,528 shares of common stock, 141,020 options and 48,528 warrants held by Mark Edwards, which options and warrants are exercisable within 60 days of December 31, 2013.
(6)
Includes 296,077 shares of common stock, 53,218 options, 25,589 warrants, and 15,385 shares of common stock issuable upon conversion of convertible debt held by Eugene Bauer, which options and warrants are exercisable within 60 days of December 31, 2013.

(7)
Includes 790,646 shares of common stock, 63,932 options 515,481 warrants, and 455,130 shares of common stock issuable upon conversion of convertible debt held by Gene Burleson, which options and warrants are exercisable within 60 days of December 31, 2013.

(8)
Includes (a) 275,716 shares of common stock, 53,218 options, 41,667 shares of common stock issuable upon conversion of convertible debt and 56,975 warrants held by Joel Kanter which options and warrants are exercisable within 60 days of December 31, 2013 and (b) 271,429 shares of common stock, 375,001 shares of common stock issuable upon conversion of convertible debt and 507,819 warrants held by the Kanter Family Foundation which options and warrants are exercisable within 60 days of December 31, 2013, an entity over which Mr. Kanter, as President, is deemed to have sole investment and voting control.  Mr. Kanter disclaims beneficial ownership of the shares of common stock, options and warrants held by the Kanter Family Foundation.

(9)
Includes (a) 230,952 shares of common stock, 17,350 options and 15,306 warrants held by William Kirby which options and warrants are exercisable within 60 days of December 31, 2013, and (b) 313,583 shares of common stock held by William Kirby, D.O., Inc., an entity solely owned by William Kirby.

(10)
Includes 2,234,309 shares of common stock, 812,789 warrants, and 307,693 shares of common stock issuable upon conversion of convertible debt held by CIBC Trust Company (Bahamas) Limited as Trustee of Settlement T-555, which warrants are exercisable within 60 days of December 31, 2013.

(11)	Includes (a) 400,000 warrants held by Andrew M. Heller and (b) 765,307 warrants held by The Andrew M. Heller 2009 GRAT which warrants are exercisable within 60 days of December 31, 2013.
(12)
Includes 1,310,246 shares of common stock, 202,411 warrants, and 38,462 shares of common stock issuable upon conversion of convertible debt held by Chicago Investments, Inc., which warrants are exercisable within 60 days of December 31, 2013.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

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

●
Fee:  A management services fee to the Company for 2013 of 70.3% of the gross revenues of William Kirby, D.O., Inc.  The management fee was verified by The Mentor Group, Inc., a third party valuation firm, as being reflective of the fair market value of the services provided by the Company under the agreement in light of the time, cost, expense and business risk incurred by the Company thereunder, and is subject to adjustment to ensure the fee is reflective of fair market value based on an annual review performed by the parties and a written report from a third party valuation expert.  To be sustainable, any adjustment reducing the fee must not result in a fee so low that the Company is not compensated for its direct expenses of providing the services and its indirect expenses (general and administrative expense) or that the Company is not reasonably compensated for the business risks that it takes.  Further, to be sustainable, any adjustment increasing the fee cannot result in a fee so high that William Kirby D.O., Inc. would not be able to cover its expenses, nor can it result in Company profits being substantially higher than firms offering similar services.

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

Independence of Directors

Our Board of Directors has determined that Dr. Bauer, Mr. Kanter and Mr. Burleson, are independent under the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by our independent registered public accounting firm are as follows:

Types of Fees	2013	2012
Audit Fees (1)	$81,998	$70,418
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	1,555	4,284

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

All of the 2013 and 2012 fees paid to Singer Lewak LLP described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

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

51

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

4.5
Form of Senior Subordinated Convertible Promissory Note issued in a private placement in January 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q filed with the SEC on May 15, 2013).

4.6	Form of Secured Promissory Note issued in a private placement in February 2013 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed with the SEC on May 15, 2013).

4.7
Form of Security Agreement between Dr. Tattoff, Inc. and holders of Secured Promissory Notes issued in February 2013 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the SEC on May 15, 2013).

4.8
Form of Senior Subordinated Convertible Promissory Note issued in a private placement in May and June 2013 (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed with the SEC on August 13, 2013).

4.9
Form of Common Stock Purchase Warrant issued in connection with the issuance of senior subordinated convertible promissory notes in a private placement in May and June 2013 (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q filed with the SEC on August 13, 2013).

4.10	Form of Common Stock Purchase Warrant issued in connection with the issuance of senior convertible promissory notes in a private placement in May, June, July, September and December 2013. †

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

52

10.4
Shareholders Agreement among Dr. Tattoff, Inc., William Kirby, D.O., Inc. and William Kirby, D.O., effective as of January 1, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).

10.5	Dr. Tattoff, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.6	Dr. Tattoff, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.7
Form of Incentive Stock Option Award under Dr. Tattoff, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.8
Form of Director Nonqualified Stock Option Award under Dr. Tattoff, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-12g filed with the SEC on October 5, 2011).*

10.9
Employment Agreement, effective as of January 1, 2013, between Dr. Tattoff, Inc. and Harry Zimmerman (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed with the SEC on May 15, 2013).*

10.10
Employment Agreement, effective as of July 1, 2013, between Dr. Tattoff, Inc. and John Keefe (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q filed with the SEC on August 13, 2013).*

10.11
Employment Agreement, effective as of July 1, 2013, between Dr. Tattoff, Inc. and Mark Edwards (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q filed with the SEC on August 13, 2013).*

10.12
Form of Common Stock Purchase Warrant issued in connection with the issuance of common stock in private placements in December 2011; and March, July, August, September, and October 2012; and March and April 2013 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed with the SEC on May 15, 2012).

10.13
Form of Common Stock Purchase Warrant issued in connection with consulting services in August and November 2012 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the SEC on March 25, 2013).

10.14
Credit Agreement dated as of October 31, 2013 but made effective as of December 2, 2013 by and among Dr. Tattoff, Inc., DRTHC I, LLC, and DRTHC II, LLC, collectively, as Borrowers, and TCA Global Credit Master Fund, LP, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 5, 2013).

10.15
Revolving Note dated as of October 31, 2013 but made effective as of December 2, 2013 by and among Dr. Tattoff, Inc., DRTHC I, LLC, and DRTHC II, LLC, collectively, as Borrowers, and TCA Global Credit Master Fund, LP, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 5, 2013).

10.16
Security Agreement dated as of October 31, 2013 but made effective as of December 2, 2013 by and among Dr. Tattoff, Inc., DRTHC I, LLC, and DRTHC II, LLC, collectively, as Debtors, and TCA Global Credit Master Fund, LP, as Secured Party (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 5, 2013).

21.1	Subsidiaries †

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

53

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

54

FINANCIAL STATEMENTS

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Dr. Tattoff, Inc.

We have audited the accompanying consolidated balance sheets of Dr. Tattoff, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s current liabilities exceeded its current assets by approximately $5,435,000, has shareholders’ deficit of approximately $4,013,000, has suffered recurring losses and negative cash flows from operations, and has an accumulated deficit of approximately $11,708,000 at December 31, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SingerLewak LLP

March 31, 2014
Los Angeles, California

F - 2

DR. TATTOFF, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$197,523	$318,394
Management fee due from related party	-	189,484
Prepaid expenses and other current assets	397,115	138,927
Total current assets	594,638	646,805

Property and Equipment, net	2,050,287	1,311,309
Other Assets	251,270	230,517
Total assets	$2,896,195	$2,188,631

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$869,313	$504,074
Related party payables	23,622	-
Accrued expenses and other liabilities	587,598	502,052
Warrant liabilities	116,690	1,600
Deferred revenue	1,113,883	502,795
Accrued compensation	543,251	237,357
Proceeds of pending offering of convertible notes	-	200,000
Revolving line of credit	1,100,954	-
Notes payable, current portion (net of unamortized discount)	716,531	195,819
Convertible promissory notes, current portion (net of unamortized discount)	947,987	-
Capital lease obligations, current portion (related party)	10,286	50,574
Total current liabilities	6,030,115	2,194,271

LONG‐TERM LIABILITIES
Notes payable, net of current portion	255,456	121,959
Convertible promissory notes, net of current portion and unamortized discount	328,388	452,779
Capital lease obligations, net of current portion (related party)	43,630	120,960
Deferred rent	251,597	104,740
Total liabilities	6,909,186	2,994,709

COMMITMENTS AND CONTINGENCIES (notes 8 and 10)

SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at December 31, 2013 and 2012	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, 19,308,230 and 18,332,803 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,931	1,833
Additional paid-in capital	7,692,978	6,599,446
Accumulated deficit	(11,707,900)	(7,407,357)
Total shareholders’ deficit	(4,012,991)	(806,078)
Total liabilities and shareholders’ deficit	$2,896,195	$2,188,631

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013 and 2012

	2013	2012

Revenues
Revenues from related party	$2,547,021	$2,722,528
Owned clinic revenues	1,107,579	477,614
	3,654,600	3,200,142

Operating costs and expenses
Clinic operating expenses	3,353,765	2,472,117
General and administrative expenses	2,911,503	2,567,082
Marketing and advertising	776,064	622,037
Depreciation and amortization	397,413	282,068
	7,438,745	5,943,304

Loss from operations	(3,784,145)	(2,743,162)

Interest expense	(587,148)	(115,881)
Gain on sale of property and equipment	62,366	-
Other income	9,184	20,047

Loss before provision for income taxes	(4,299,743)	(2,838,996)

Provision for income taxes	800	800

Net loss	$(4,300,543)	$(2,839,796)

Basic and diluted net loss per share applicable to common shareholders	$(.23)	$(.18)

Weighted average shares outstanding – basic and diluted	18,743,738	15,983,905

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in Capital (Deficit)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Par Value

BALANCE – December 31, 2011	14,727,344	$1,473	$4,465,307	$(4,567,561)	$(100,781)

Services paid in stock	87,930	8	43,078	-	43,086
Stock compensation expense	-	-	70,532	-	70,532
Warrants issued for consulting service	-	-	120,600	-	120,600
Stock options exercised	21,428	2	7,898	-	7,900
Sale of common stock	3,496,101	350	1,712,740	-	1,713,090
Beneficial conversion feature on convertible notes	-	-	31,066	-	31,066
Warrants issued with convertible notes	-	-	148,225	-	148,225
Net loss	-	-	-	(2,839,796)	(2,839,796)

BALANCE – December 31, 2012	18,332,803	$1,833	$6,599,446	$(7,407,357)	$(806,078)

Services paid in stock	712,452	71	349,848	-	349,919
Stock compensation expense	-	-	136,151	-	136,151
Warrants issued for consulting service	-	-	116,824	-	116,824
Stock options exercised	35,700	4	17,489	-	17,493
Sale of common stock	227,275	23	124,978	-	125,001
Beneficial conversion feature on convertible notes	-	-	14,000	-	14,000
Warrants issued with convertible notes	-	-	334,242	-	334,242
Net loss	-	-	-	(4,300,543)	(4,300,543)

BALANCE – December 31, 2013	19,308,230	$1,931	$7,692,978	$(11,707,900)	$(4,012,991)

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,300,543)	$(2,839,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397,413	282,068
Amortization of debt discount to interest	308,633	39,570
Stock compensation expense	136,151	70,532
Change in fair value of warrant liability	(7,415)	(10,465)
Services paid for in stock and warrants	466,744	163,686
Changes in operating assets and liabilities:
Management fee due from related party	189,484	94,439
Prepaid expenses and other current assets	(126,330)	(33,482)
Other assets	(28,863)	(168,512)
Accounts payable	365,239	64,776
Accrued expenses and other liabilities	83,769	277,816
Deferred revenue	611,088	317,828
Related party payable	23,622	(20,095)
Accrued compensation	305,894	106,646
Deferred rent	(53,143)	66,379
Net cash used in operating activities	(1,628,257)	(1,588,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(593,059)	(490,842)
Net cash used in investing activities	(593,059)	(490,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(117,617)	(64,604)
Principal payments on notes payable	(430,386)	(161,827)
Proceeds from sale of common stock	125,001	1,713,090
Proceeds from issuance of convertible notes	885,000	592,500
Proceeds from issuance of short-term notes	520,000	-
Proceeds from pending offering of convertible notes	-	200,000
Proceeds from revolving line of credit	1,301,000	-
Repayments on revolving line of credit	(200,046)	-
Proceeds from exercise of stock options	17,493	7,900
Net cash provided by financing activities	2,100,445	2,287,059

Net (decrease) increase in cash and cash equivalents	(120,871)	207,607

Cash and cash equivalents – beginning of year	318,394	110,787
Cash and cash equivalents – end of year	$197,523	$318,394

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the year for:
Interest	$135,972	$64,095
Taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$535,222	$165,786
Non-cash financing related to revolving line of credit	$129,301	$-
Financing of insurance premiums	$131,859	$59,765

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization

Dr. Tattoff, Inc., a Florida corporation formed in 2004, directly and through its wholly-owned subsidiaries, DRTHC I, LLC and DRTHC II, LLC, Delaware limited liability companies (collectively with Dr. Tattoff, Inc., the “Company”) operates clinics and provides marketing and practice management services to licensed physicians who primarily perform laser tattoo removal services.  The Company currently operates clinics in Dallas and Houston, Texas; Phoenix, Arizona; and Atlanta, Georgia, and provides services under a management services agreement with a contracting physician at four Southern California locations whereby the Company provides management, administrative, marketing and support services, insurance, and equipment at the clinical sites.  The contracting physician’s medical personnel provide laser tattoo and hair removal services.

In February 2008, the Company completed a reverse merger with Lifesciences Opportunities Incorporated a “public shell” company, and became a Securities and Exchange Commission (“SEC”) registrant (the “Merger”).  The Company filed Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, but failed to file any Forms 10-Q or 10-K subsequently.  On March 16, 2010, the Company filed a Form 15 with the SEC to terminate its registration under Section 12(g) of the Securities Exchanges Act of 1934, as amended, (the “Exchange Act”). Upon the filing of the Form 15, the Company’s obligation to file periodic and other reports with the SEC was immediately suspended.  On December 7, 2011 the Company filed a registration statement on Form 10 with the SEC to register its common stock pursuant to Section 12(g) of the Exchange Act, which was subsequently amended on December 23, 2011 and January 20, 2012.  The amended registration statement became effective on February 6, 2012.

Increase in Authorized Shares and Reverse Stock Split

In February 2011, the Company amended its Articles of Incorporation to increase the number of authorized shares to 28,571,429, consisting of 25,714,286 shares of common stock, par value $.0001 per share and 2,857,143 shares of preferred stock.  Series of preferred stock may be created and issued from time to time, with such designations, preferences, rights and restrictions as shall be stated in resolutions adopted by the Board of Directors.

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.  At December 31, 2013, the Company has accumulated losses approximating $11,708,000, current liabilities that exceeded its current assets by approximately $5,435,000, shareholders’ deficit of approximately $4,013,000, and has not yet produced operating income or positive cash flows from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and to address its losses and ability to continue to operate.  The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

F - 7

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

Consolidation Policy

The Company has various contractual relationships with William Kirby, D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases, and guarantees.  The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to ASC 810, Consolidation.  The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk.  The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses.  Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives. Therefore, the results of William Kirby, D.O., Inc. are not consolidated into the results of the Company.

The carrying amount and classification of assets and liabilities in the accompanying consolidated balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	December 31,
	2013	2012
Current Assets
Management fee due from related party	$-	$189,484
Non-Current Assets
Assets under capital lease, net	-	39,064
Current Liabilities
Related party payables	23,622	-
Capital lease obligations, current portion	10,286	50,574
Long-Term Liabilities
Capital lease obligations, net of current portion	43,630	120,960

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

The Company’s relationship and agreements with William Kirby, D.O., Inc. and Dr. Kirby are further described in Note 7, “Capital Lease Obligations (Related Party)”; Note 8, “Related Party Transactions” and Note 10, “Commitments and Contingencies.”

Dr. Tattoff, Inc. formed two wholly owned subsidiaries, DRTHC I, LLC and DRTHC II, LLC that are responsible for the operations of some of the new clinics that the Company has established.  The consolidated financial statements include the accounts of DRTHC I, LLC and DRTHC II, LLC.

F - 8

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

The Company’s financial instruments include cash and cash equivalents, management fee due from related party, prepaid expenses and other current assets, other assets, accounts payable, related party payable, accrued expenses and other liabilities, deferred revenue, accrued compensation, capital lease obligations, convertible promissory notes, notes payable, and warrant liabilities.  The carrying amounts of management fee due from related party, prepaid expenses and other current assets, other assets, accounts payable, related party payable, accrued expenses and other liabilities, deferred revenue and accrued compensation approximate their fair values due to the short maturity of these instruments.  The carrying amounts of capital leases, convertible promissory notes, and notes payable approximates their fair value as these instruments earn or are charged interest based on prevailing rates. The fair value of warrants is measured using level 3 inputs.

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

F - 9

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL devices.  While the Company has sustained losses, the clinics where the lasers and IPL devices are located are either profitable or new and expected to be profitable.  As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic.  There were no impairments of long-lived assets at December 31, 2013 and 2012.

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

Revenue Recognition

Currently, the majority of the Company’s revenues are derived from management services provided to William Kirby D.O., Inc., a related party, for our non-owned clinics.  The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the Management Services Agreement - See Note 8, “Related Party Transactions”) with no upfront fees paid by William Kirby D.O., Inc.  The management services agreement with William Kirby D.O., Inc. covers all of the Company’s California locations.

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

F - 10

The Company operates the Dallas, Houston, Atlanta and Phoenix locations directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company.  The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets and amounted to approximately $1,114,000 at December 31, 2013 and $503,000 at December 31, 2012.

Patients who purchase a package of tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations.  The Company recognized accrued expense of approximately $77,000 and $37,000 as of December 31, 2013 and December 31, 2012, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2013 and 2012, advertising expense was approximately $570,000 and $359,000, respectively, and is included in marketing and advertising in the accompanying consolidated statement of operations.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards.  The Company has provided a 100% valuation allowance on such deferred tax asset at December 31, 2013 and 2012 (See Note 11, “Income Taxes”).

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10.  As of December 31, 2013, the open tax years of the Company were 2009 to 2013.

F - 11

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.  Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the years ended December 31, 2013 and 2012, respectively because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	2013	2012

Net loss available to common stockholders (numerator)	$(4,300,543)	$(2,839,796)

Weighted average shares outstanding (denominator)	18,743,738	15,983,905
Basic and diluted EPS	$(.23)	$(.18)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive. The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	2013	2012
Warrants	6,508,415	3,150,434
Common stock options	1,540,402	1,048,351
Convertible promissory notes	2,387,510	987,500
	10,436,327	5,186,285

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases.  Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term.  As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur.  Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured.  The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $252,000 and $105,000 at December 31, 2013 and 2012, respectively.

F - 12

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

Concentrations

Financial instruments that subject the Company to credit risk consist primarily of cash and revenues.  The Company’s cash and cash equivalents are maintained at financial institutions in the United States.  These accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, such balances may be in excess of the amounts insured by the FDIC.  The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risks on its cash and cash equivalents.

A significant portion of the Company’s revenues in 2013 and 2012 were derived from a management services agreement relating to the Company’s California clinics pursuant to a management services agreement with William Kirby D.O., Inc.  If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician.  Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all.  The termination of the Company’s management services arrangement could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

Significant Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company does not expect that this new guidance will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

F - 13

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment, consists of the following at December 31:

	2013	2012

Equipment	$1,824,871	$1,382,005
Furniture and fixtures	136,426	93,129
Leasehold improvements	1,217,223	803,335
	3,178,520	2,278,469
Less accumulated depreciation and amortization	(1,128,233)	(967,160)
	$2,050,287	$1,311,309

Depreciation and amortization expense was approximately $397,000 and $282,000 for the years ended December 31, 2013 and 2012, respectively.

Assets under capital leases (gross) were approximately $159,000 and $511,000 at December 31, 2013 and 2012, respectively.  Amortization expense recorded for the assets under capital leases amounted to approximately $12,000 and $35,000 for the years ended December 31, 2013 and 2012, respectively and is included in the depreciation and amortization amounts noted above.  Accumulated amortization of assets under capital leases was approximately $159,000 and $471,000 at December 31, 2013 and December 31, 2012, respectively.

In October 2013, the Company purchased three lasers it had previously held under capital lease obligations from the related party lessor for aggregate consideration of $75,000. In December 2013, the Company sold these assets to an unrelated third party in connection with the Company’s acquisition of three new lasers. These assets were  previously held on the books of the Company at a gross amount of $228,000 and were fully amortized. The Company recorded a gain of $62,000 related to this sale as noted on the consolidated statements of operations.

NOTE 4.	REVOLVING LINE OF CREDIT

In December 2013, the Company entered into a revolving line of credit with a lender with an initial commitment of $1,300,000 and a maximum revolving commitment of $7,000,000. Increase in the commitment above $1,300,000 is at the sole and absolute discretion of the lender. The term of the revolving loan is for six months subject to two automatic six month extensions as long as the Company is not in default on the credit agreement. The line of credit is secured by a second lien on all encumbered equipment of the Company and a first lien on all other assets of the Company.

The credit agreement requires that all receipts of the Company, except receipts received from investors and receipts from landlords for tenant improvement allowances, be deposited in a lockbox account controlled by the lender. Provided the Company is not in default, it can draw from the lockbox an amount equal to all of the funds deposited in the lockbox less fees and expenses due the lender and a mandatory principal repayment equal to 2% of the funds deposited in the lockbox. The Company deposited $130,000 in the lockbox account as a mandatory principal payment at the time that the loan closed. At December 31, 2013, these funds remain in the lockbox and are unavailable to the Company to draw upon. As a result, the Company recorded a $130,000 reduction in the loan balance. At December 31, 2013, the Company had deposits in the lockbox account of approximately $65,000 available for draw under the revolving line of credit. Cash deposited in the lockbox by the Company in excess of fees and expenses due the lender and the mandatory 2% principal payment are recorded as a further reduction in the loan balance.

The outstanding principal balance of the loan, which is reduced by funds in the lockbox account, bears interest at 10% per annum and requires a surcharge in the form of a receipts collection fee such that the aggregate interest and receipts collection fee do not exceed 1.5% of the outstanding principal per month. In addition, the Company is obligated to pay an asset monitoring fee of $1,500 per quarter and certain other expenses of the lender. In connection with the initial closing of the revolving line of credit, the Company paid the lender fees for transaction advisory services, due diligence, legal review and related expenses and finder’s fees totaling $136,850 in cash. Additionally, the Company paid a financial advisory firm $26,000 in cash for services in connection with the loan.

In addition to the cash consideration, the Company issued 125,000 shares of its common stock to the lender. The common stock is subject to a make whole provision such that the value of the common stock issued to the lender is not less than nor can ever be more than $125,000. The Company also issued fully vested three-year, callable warrants to three organizations affiliated to the financial advisory firm to purchase up to an aggregate of 39,000 shares of its common stock at an exercise price of $.78 per share in connection with the loan.  Loan costs are included in prepaid expenses and are being amortized to interest expense over the initial six month term of the loan.

So long as the revolving note is outstanding, but only upon the occurrence and during the continuance of an event of default, and subject to certain limitations, the lender may convert all or any portion of the amounts due it into common stock of the Company. Beginning with the first quarter of 2014 the Company is subject to a financial covenant which requires that its sales revenue be not less than 75% of its sales revenue for the corresponding quarter of the prior year.

F - 14

NOTE 5.	NOTES PAYABLE

Notes payable consist of the following at December 31:

	2013	2012

Financed insurance premiums	$-	$4,510
Equipment promissory notes	674,474	313,268
Tenant improvement secured loans	100,000	-
Unsecured promissory notes	300,000	-
	1,074,474	317,778
Less unamortized discount	(102,487)	-
Less current portion (net of unamortized discounts)	(716,531)	(195,819)
	$255,456	$121,959

Financed Insurance Premiums

In March 2012, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance for a period of 12 months.  The note, in the principal amount of $44,200, bears interest at approximately 4.87% per annum, and is repayable in 10 monthly installments of $4,519.  The note matured in January 2013 and was paid in full at that time.  The balance outstanding on the note was $0 and $4,510 at December 31, 2013 and December 31, 2012, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241.  The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $27,994 and $40,779 at December 31, 2013 and December 31, 2012, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in January 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $43,020 and $54,030 at December 31, 2013 and December 31, 2012, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $539.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $3,171 and $9,201 at December 31, 2013 and December 31, 2012, respectively.

F - 15

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $49,390 and $67,186 at December 31, 2013 and December 31, 2012, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $18,697 and $31,008 at December 31, 2013 and December 31, 2012, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas.  The note, in the principal amount of $59,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $2,683. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $15,773 and $45,715 at December 31, 2013 and December 31, 2012, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Phoenix, Arizona.  The note, in the principal amount of $67,996, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,044. The note matures in November 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $32,345 and $65,349 at December 31, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance telephone equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $29,347, bears interest at approximately 9% per annum, and is repayable in 36 monthly payments of $1,037.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $22,538 and $0 at December 31, 2013 and December 31, 2012, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance computer equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $37,524, bears interest at approximately 11% per annum, and is repayable in 36 monthly payments of $1,199.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $28,590 and $0 at December 31, 2013 and December 31, 2012, respectively.

In March 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the Sugar Land, Texas clinic.  The note, in the principal amount of $75,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,399.  The note matures in March 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $48,485 and $0 at December 31, 2013 and December 31, 2012, respectively. The Company relocated the laser to its Frisco, Texas clinic in March 2014.

In October 2013, DRTHC II, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of lasers for the Atlanta, Georgia clinic.  The note, in the principal amount of $114,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $5,104.  The note matures in November 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $109,561 and $0 at December 31, 2013 and December 31, 2012, respectively.

F - 16

In October 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a hair removal device for the Houston, Texas clinic.  The note, in the principal amount of $28,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $1,254.  The note matures in November 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $26,910 and $0 at December 31, 2013 and December 31, 2012, respectively.

In December 2013, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of three laser devices for its clinics in Southern California.  The note, in the principal amount of $248,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $11,104.  The note matures in December 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $248,000 and $0 at December 31, 2013 and December 31, 2012, respectively.

Tenant Improvement Secured Loans

In February 2013, the Company issued $200,000 in notes, secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics.  The notes bear interest at 15% and are were initially due on August 15, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 218,750 shares of the Company’s common stock at an exercise price of $.60 per share.  The relative fair values of the warrants at the time of issuance, determined by management to be $49,454 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of .08%; volatility of 72% and expected dividend yield of zero.

 In July 2013, the Company issued five-year fully vested warrants to purchase 220,000 shares of Company common stock at an exercise price of $.60 per share to the note holders in exchange for their agreement to extend the original due date from August 15, 2013 to December 31, 2013. The relative fair values of the warrants at the time of issuance, determined by management to be $52,500 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the remaining term of the notes. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.42%; volatility of 63% and expected dividend yield of zero.

In December 2013, the Company repaid $100,000 principal amount of its tenant improvement secured loans together with interest due thereon of approximately $15,238 to three note holders, one of whom is an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of $100,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 115,240 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $27,700 in the aggregate, was recorded as additional debt discount and will be amortized to interest expense over the term of the extension.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.73%; volatility of 63% and expected dividend yield of zero.

Amortization of the debt discount was $101,954 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

F - 17

Unsecured Promissory Notes

In August 2013, the Company issued $120,000 in unsecured promissory notes to three members of its Board of Directors, their families, associates or associated entities.  The notes bear interest at 15% and were due on December 31, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $.60 per share.  The relative fair values of the warrants at the time of issuance, determined by management to be $22,800 in the aggregate, were recorded as a debt discount and were amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.48%; volatility of 63% and expected dividend yield of zero.  Amortization of the debt discount was $22,800 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

In October 2013, the Company issued $200,000 in unsecured promissory notes to a 5% shareholder.  The notes bear interest at 15% and were initially due on December 31, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $.60 per share.  The relative fair values of the warrants at the time of issuance, determined by management to be $38,000 in the aggregate, were recorded as a debt discount and were amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.48%; volatility of 63% and expected dividend yield of zero.  Amortization of the debt discount was $38,000 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

In December 2013, the Company repaid $20,000 principal amount of its unsecured promissory notes together with interest due thereon of approximately $1,159 to one note holder, an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of unsecured promissory notes of $300,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 310,893 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $74,771 in the aggregate, was recorded as additional debt discount and will be amortized to interest expense over the term of the extension.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.73%; volatility of 63% and expected dividend yield of zero.  Amortization of the debt discount related to the extension was $0 for the year ended December 31, 2013.

The following table sets forth the future maturities of the Company’s outstanding notes payable, net of unamortized discount:

Year ended December 31,
2014	$716,531
2015	250,016
2016	5,440
Total	$971,987

F - 18

NOTE 6.                 CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following at December 31:

	2013	2012

Secured senior subordinated convertible promissory notes	$892,500	$592,500
Senior subordinated convertible promissory notes	585,000	-
	1,477,500	592,500
Less unamortized discount	(201,125)	(139,721)
Less current portion (net of unamortized discounts)	(947,987)	-
	$328,388	$452,779

Secured Senior Subordinated Convertible Promissory Notes

In May 2012, August 2012, September 2012, October 2012 and January 2013, the Company issued $200,000, $255,000, $50,000, $87,500 and $300,000 of secured senior subordinated convertible promissory notes, respectively to two members of the Company’s Board of Directors, their associates or associated entities, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, are payable quarterly, and are due at maturity.  The notes mature in May 2014 or December 2015 (with respect to the notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013).  The balance outstanding on the notes was $892,500 and $592,500 at December 31, 2013 and December 31, 2012 respectively.  As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 1,115,625 shares of the Company’s common stock at an exercise price of $.75 per share.

The relative fair values of the warrants at the time of issuance, determined by management to be $217,225 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .52-.72%; volatility of 72% and expected dividend yield of zero.  The notes also contained a beneficial conversion feature determined by management to be $45,066 in the aggregate which was recorded as a debt discount and will be amortized to interest expense over the term of the notes.  Amortization of the debt discount was $129,282 for the year ended December 31, 2013 and $39,570 for the year ended December 31, 2012.

F - 19

Senior Subordinated Convertible Promissory Notes

In May 2013, June 2013 and July 2013, the Company issued $250,000, $200,000, and $35,000, respectively, of senior subordinated convertible promissory notes to two members of the Company’s Board of Directors, two 5% shareholders,  and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, are payable upon conversion or at maturity.  The notes mature November 1, 2014 and are unsecured. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 746,157 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $485,000 at December 31, 2013.

 The relative fair values of the warrants at the time of issuance, determined by management to be $92,283 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of three years; risk free interest rate of .58%; volatility of 63% and expected dividend yield of zero. Amortization of the debt discount was $875 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

In September 2013, the Company issued $50,000 of senior subordinated convertible promissory notes to an investor.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in February 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 76,923 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $50,000 at December 31, 2013.

The relative fair values of the warrants at the time of issuance, determined by management to be $9,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of five years; risk free interest rate of .63%; volatility of 63% and expected dividend yield of zero. Amortization of the debt discount was $1,566 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

In December 2013, the Company issued $50,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 76,923 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $50,000 at December 31, 2013.

The relative fair values of the warrants at the time of issuance, determined by management to be $9,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of five years; risk free interest rate of .63%; volatility of 63% and expected dividend yield of zero. Amortization of the debt discount was $155 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

F - 20

The following table sets forth the future maturities of the Company’s convertible promissory notes net of unamortized discount at December 31, 2013:

Year ended December 31,
2014	947,987
2015	328,388
Total	$1,276,375

NOTE 7.	CAPITAL LEASE OBLIGATIONS (RELATED PARTY)

Capital lease obligations (related party)  consisted of the following at December 31:

	2013	2012
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65%, is payable monthly in principal and interest installments of $2,704 and matures in May 2018.	$53,916	$134,827

$69,200 capital lease obligation on equipment. The lease bore interest at 14.95%, was payable monthly in principal and interest installments of $1,644 and matured in May 2013. In April, 2013, the Company purchased the assets from the related party lessor.	-	7,920

$57,750 capital lease obligation on equipment. The lease bore interest at 9.15%, was payable monthly in principal and interest installments of $1,203 and matured in May 2013. In April 2013, the Company purchased the assets from the related party lessor.	-	7,029

$72,375 capital lease obligation on equipment. The lease bore interest at 9.11%, was payable monthly in principal and interest installments of $2,123 and matured in April 2014. In April 2013, the Company purchased the assets from the related party lessor.	-	21,758

Total capital lease obligations	53,916	171,534
Less current portion	(10,286)	(50,574)
Long-term portion	$43,630	$120,960

The future minimum capital lease payments are as follows for the years ending December 31:

2014	$15,041
2015	15,041
2016	15,041
2017	15,041
2018	6,267
Total minimum lease payments	66,431
Less amount representing interest	(12,515)
Present value of minimum lease payments	53,916
Less current portion	(10,286)
Long-term portion	$43,630

F - 21

NOTE 8.	RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services.  The agreement covers four clinics in southern California operated by the Company.  The Company had a $0 and $189,484 receivable due from William Kirby D.O., Inc. at December 31, 2013 and December 31, 2012, respectively.

Pursuant to the Management Services Agreement, the Company provides certain non-medical management, administrative, marketing and support services to the clinics  where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services, which such services include employment of all non-licensed administrative personnel including an on-site manager and receptionist for each site and all support personnel such as accounting, information technology, human resources, purchasing and maintenance.  The Company also provides certain supplies, furniture and equipment used at the clinics.  The Company is also responsible for identifying and leasing the clinic locations and paying all rent, utilities and maintenance costs related thereto.  Under the Management Services Agreement, the Company also arranges third party marketing and advertising for the clinics.

Medical Director Agreement

Effective January 1, 2010, the Company entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O.  The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each.  The agreement provides for an annual payment of $250,000 to William Kirby, D.O. for these services. The Company’s unpaid current obligation under the Medical Director Agreement was $20,833 and $0 at December 31, 2013 and 2012, respectively. The unpaid amounts are included in related party payables in the accompanying consolidated balance sheets.

Lease Guarantees

William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Encino, California.  Dr. Kirby personally guaranteed the lessee’s obligations under the Beverly Hills, Encino and Irvine, California leases. The Company and landlord amended the Beverly Hills, California lease in February 2013. The amendment extended the term by five years and released Dr. Kirby’s guarantee obligations. The Encino lease was terminated as of February 28, 2013 and the operations moved to a new location.  On July 21, 2011, the Company transferred its operations from the clinic located in Irvine, California to a clinic located in Santa Ana, California.  William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Irvine, California, and Dr. Kirby personally guaranteed the lessee’s obligations under such lease. The Company continues to occupy the space in Irvine, where it operates a call center and maintains administrative offices.  The Company (or one of its wholly-owned subsidiaries) is the named lessee under the lease for all of its clinic leases.

Dr. Kirby also guaranteed certain of the Company’s equipment leases until they were refinanced in June 2008.  The IPL devices currently used in three of the Company’s clinics are owned or leased by William Kirby, D.O., Inc. pursuant to various capitalized lease and/finance agreements with third party financing sources.  In addition, under the Management Services Agreement, the Company has the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price of the amount outstanding, if any, under the applicable financing agreement.  The Company has accounted for these leases as capital leases based on the agreement terms.

Shareholders Agreement

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

F - 22

NOTE 9.	EQUITY

Common Stock

In March 2012, the Company sold 606,610 shares of common stock in a private placement for aggregate gross proceeds of $297,240.  Of the shares sold, 337,428 were sold to members of the Company’s management or board of directors and other Company affiliates, representing gross proceeds of $165,340.  In July 2012, the Company sold 1,580,613 shares of common stock in a private placement for aggregate gross proceeds of $774,500.  In August 2012, the Company sold 444,693 shares of common stock in a private placement for aggregate gross proceeds of $217,899.    In September 2012, the Company sold 266,225 shares of common stock in a private placement for aggregate gross proceeds of $130,450.  In October 2012, the Company sold 597,960 shares of common stock in a private placement for aggregate gross proceeds of $293,001 and issued 87,930 shares of common stock in exchange for services.

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

In December 2013, the Company issued 13,636 shares of common stock valued at $.49 per share in exchange for consulting services provided to the Company and issued 125,000 shares of common stock to a lender in connection with a line of credit. Also in December 2013, the Company issued 5,300 shares of its common stock to non-executive employees as additional compensation.

Stock Options

In April 2011, the Company’s board of directors adopted the Dr. Tattoff, Inc. Long-Term Incentive Plan for the purpose of granting incentive awards, including equity awards such as stock options or restricted stock, to certain officers, employees, directors, consultants and other service providers of our Company, to provide such recipients with additional incentives to enhance the value of our Company and encourage stock ownership. Under the Long-Term Incentive Plan, we can grant incentive and nonqualified options to purchase shares of our common stock, stock appreciation rights, other stock-based awards, which are settled in either cash or shares of our common stock and are determined by reference to shares of our stock (such as grants of restricted common stock, grants of rights to receive stock in the future or dividend equivalent rights) and cash performance awards, which are settled in cash and are not determined by reference to shares of our common stock.

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

F - 23

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

In November 2012, the Company granted 21,824 incentive options to employees of the Company and 10,337 non-qualified options to employees of William Kirby, D.O., Inc., vesting immediately with an exercise price of $.49.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $9,400 on their issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.63%; volatility of 73%; and expected dividend yield of zero.

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

F - 24

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

In October 2013, the Company granted 7,327 incentive options to executive officers, 2,513 incentive options to other employees of the Company and 6,088 non-qualified options to William Kirby, D.O., vesting immediately with an exercise price of $.55 as consideration for their agreement to defer compensation.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $3,900 on their issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.55; expected life of five years; risk-free interest rate of 1.41%; volatility of 63%; and expected dividend yield of zero.

The Company recognized compensation expense of approximately $136,000 in 2013 and $71,000 in 2012 related to the options and grants, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012	1,048,351	$.39	$.39

Granted	750,845	.52	.44
Exercised	(35,700)	.49	.49
Forfeited or Expired	(223,094)	.38	.38
Outstanding at December 31, 2013	1,540,402	$.45	$.44

Exercisable at December 31, 2013	753,609	$.44	$.43

Vested and expected to vest at December 31, 2013	1,540,402	$.45	$.44

F - 25

The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2013 was $0. The aggregate intrinsic value of outstanding options was approximately $62,000 at December 31, 2013.

Warrants

In connection with the sale of common stock in a private placement in March 2012, the Company issued fully vested five-year warrants to purchase 303,305 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on April 2, 2017. Warrants to purchase 168,714 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.03%; volatility of 70% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $79,500 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in May 2012, the Company issued fully vested five-year warrants to purchase 250,000 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on May 31, 2017. Warrants to purchase 250,000 shares were issued to members of management or board of directors and their affiliates in connection with their participation in the private placement. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .72%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $60,100 and the convertible notes issues in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with the sale of common stock in a private placement in July 2012, the Company issued fully vested five-year warrants to purchase 790,307 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on July 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .60%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $210,800 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with the sale of common stock in a private placement in August 2012, the Company issued fully vested five-year warrants to purchase 222,346 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on August 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .59%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $59,300 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

F - 26

In connection with issuance of the secured senior subordinated convertible notes in a private placement in August 2012, the Company issued fully vested five-year warrants to purchase 318,750 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on August 31, 2017. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .51%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $58,650 and the convertible notes issues in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In August 2012 the Company issued fully vested five-year warrants to purchase 400,000 shares of the Company’s common stock at a purchase price of $.49 per share in exchange for consulting services to be delivered over a twelve month period.  The warrants expire on August 31, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants at issuance of $114,800 was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets and the consulting expense included in general and administrative expense.

In connection with the sale of common stock in a private placement in September 2012, the Company issued fully vested five-year warrants to purchase 133,113 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on September 30, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $35,500 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in September 2012, the Company issued fully vested five-year warrants to a member of its board of directors to purchase 62,500 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on September 30, 2017. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $9,350 and the convertible notes issues in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In connection with the sale of common stock in a private placement and the issuance of common stock in exchange for services in October 2012, the Company issued fully vested five-year warrants to purchase 340,037 shares of the Company’s common stock at a purchase price of $.595 per share.  The warrants expire on October 30, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .59%; volatility of 73% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $92,600 and the common stock sold in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

 In connection with issuance of the secured senior subordinated convertible notes in a private placement in October 2012, the Company issued fully vested five-year warrants to purchase 109,275 shares of the Company’s common stock at a purchase price of $.75 per share. The warrants expire on October 30, 2017. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .72%; volatility of 72% and expected dividend yield of zero. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $20,125 and the convertible notes issues in the offering. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

F - 27

In November 2012, the Company issued fully vested five-year warrants to a third party to purchase 20,000 shares of the Company’s common stock at a purchase price of $.49 per share.  The warrants were issued in exchange for services and expire on November 12, 2017.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .63%; volatility of 73% and expected dividend yield of zero. The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value at issuance of $5,800 was recognized as “consulting services” and is included within “general and administrative” expenses on the accompanying consolidated statements of operations and “additional paid-in capital” on the accompanying consolidated balance sheets.

In January 2013, the Company issued five-year warrants to purchase 30,613 shares of the Company’s common stock at a purchase price of $.595 per share to an employee as part of his compensation package.  The warrants vest on a monthly basis through January 1, 2014 at which time the warrant will be fully vested.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly the estimated fair value at issuance of $8,200 was recognized as “compensation expense” and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

In connection with issuance of the secured senior subordinated convertible notes in a private placement in January 2013, the Company issued fully vested five-year warrants to purchase 375,000 shares of the Company’s common stock at a purchase price of $.75 per share as additional consideration to the investors, including 250,000 warrant shares to two members of the Company’s Board of Directors.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .88%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $89,500 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be equity instruments.  Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

In connection with issuance of the tenant improvement secured loan in February 2013, the Company issued fully vested five-year warrants to purchase 218,750 shares of the Company’s common stock at a purchase price of $.60 per share as additional consideration to the investors, including 62,500 warrant shares to members of the Company’s Board of Directors and management.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.75, expected life of five years; risk free interest rate of .88%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the issuance of the tenant improvement secured loan were allocated between the estimated fair value of the warrants at issuance of $65,700 and the notes issued in the offering.  The Company has analyzed these warrants and determined them to be equity instruments.  Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

In March 2013, the Company issued fully vested five-year warrants to purchase 76,530 shares of the Company’s common stock at a purchase price of $.595 per share to a service provider as additional consideration for services provided.  The warrant expires on January 15, 2018.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .62%; volatility of 72% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments.  The estimated fair value at issuance of $20,500 was recognized as “consulting expense” and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

F - 28

In connection with the sale of common stock in a private placement in March 2013, the Company issued fully vested five-year warrants to purchase 102,274 shares of the Company’s common stock at a purchase price of $.65 per share as additional consideration to the investors.  The warrants expire on March 12, 2018. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .88%; volatility of 72% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $26,000 and the common stock sold in the offering.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

In connection with the sale of common stock in a private placement in April 2013, the Company issued fully vested five-year warrants to purchase 68,183 shares of the Company’s common stock at a purchase price of $.65 per share as additional consideration to the investors.  The warrants expire on April 11, 2018. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .74%; volatility of 64% and expected dividend yield of zero.  The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $15,600 and the common stock sold in the offering.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

In May 2013, the Company issued five-year warrants, vesting over one year, to purchase 34,090 shares of the Company’s common stock at a purchase price of $.65 per share to a service provider as additional consideration for services provided.  The warrant expires on May 16, 2018.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of .79%; volatility of 64% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments.  The estimated fair value at issuance of $7,811 was recognized as “consulting expense” and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

In connection with issuance of the senior subordinated convertible notes in a private placement in May, June and July 2013, the Company issued fully vested five-year warrants to purchase 186,537 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 25% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of five years; risk free interest rate of 1.07%; volatility of 64% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $36,250 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The warrants were exchanged in December 2013 and had no value at December 31, 2013.

In connection with the issuance of unsecured promissory notes in August 2013, the Company issued five-year warrants to purchase 120,000 shares of the Company’s common stock at a purchase price of $.60 per share as additional consideration to the note holders. The warrants expire on August 13, 2018. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.48%; volatility of 63% and expected dividend yield of zero.  The net proceeds on the unsecured promissory notes were allocated between the estimated fair value of the warrants at issuance of $28,700 and the notes issued.  The Company has analyzed these warrants and determined them to be equity instruments.  Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

F - 29

In July 2013, the Company issued five-year warrants to purchase 84,545 shares of the Company’s common stock at a purchase price of $.65 per share to two employees as part of their compensation package.  The warrants vest on a monthly basis through July 2014 at which time the warrant will be fully vested.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.41%; volatility of 63% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value at issuance of $19,400 was recognized as “compensation expense” and is included within “general and administrative” expenses on the consolidated statements of operations and “additional paid-in capital” on the consolidated balance sheets.

In connection with the issuance of senior subordinated convertible notes in a private placement in September 2013, the Company issued fully vested three-year warrants to purchase 76,923 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investor.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 25% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of three years; risk free interest rate of .63%; volatility of 63% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $10,900 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be $10,200 at December 31, 2013.

In October 2013 the Company issued fully vested five-year warrants to purchase 450,000 shares of the Company’s common stock at a purchase price of $1.00 per share in exchange for consulting services to be delivered over a twelve month period.  The warrants expire on October 1, 2018.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.41%; volatility of 63% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants at issuance of $80,300 was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets and the consulting expense included in general and administrative expense.

In connection with the issuance of unsecured promissory notes in October 2013, the Company issued fully vested five-year warrants to purchase 200,000 shares of the Company’s common stock at a purchase price of $.60 per share as additional consideration to the note holder. The warrants expire on October 31, 2018. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of 1.30%; volatility of 63% and expected dividend yield of zero.  The net proceeds on the unsecured promissory notes were allocated between the estimated fair value of the warrants at issuance of $38,000 and the notes issued.  The Company has analyzed these warrants and determined them to be equity instruments.  Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the consolidated balance sheets.

In December 2013 the Company issued fully vested warrants to purchase 39,000 shares of the Company’s common stock at a purchase price of $.78 per share in exchange for services related to the Company’s new revolving loan facility. The warrants expire on December 2, 2016.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of three years; risk free interest rate of .58%; volatility of 63% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be debt instruments. Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets and the expense will be amortized over the term of the revolving loan and included in interest expense. The Company determined the fair value of the warrant liability to be $4,300 at issuance and $5,400 at December 31, 2013.

F - 30

In December 2013, the Company exchanged 186,537 warrants that had been issued in connection with the issuance of the senior subordinated convertible notes in a private placement in May, June and July 2013 with new warrants. The number of shares of common stock that can be purchased by the warrant holder was increased to 746,157 and the term of the warrant was decreased from five to three years. In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 25% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of two and one half years; risk free interest rate of .58%; volatility of 63% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $91,400 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be $91,400 at December 31, 2013.

In December 2013 the Company issued fully vested five-year warrants to purchase 115,240 shares of the Company’s common stock at a purchase price of $.60 per share in exchange for an extension on the due date of the Company’s tenant improvement secured loan.  The warrants expire on December 31, 2018.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.73%; volatility of 63% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants at issuance of $27,700 was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets and the expense will be included in interest expense over the term of the loan extension.

In December 2013 the Company issued fully vested warrants to purchase 310,893 shares of the Company’s common stock at a purchase price of $.60 per share in exchange for an extension on the due date of the Company’s unsecured promissory notes.  The warrants expire on December 31, 2018.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, expected life of five years; risk free interest rate of 1.73%; volatility of 63% and expected dividend yield of zero.  The Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants at issuance of $74,800 was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets and the expense will be included in interest expense over the term of the note extensions.

In connection with the issuance of senior subordinated convertible notes in a private placement in December 2013, the Company issued fully vested three year warrants to purchase 76,923 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investor.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.78, expected life of three years; risk free interest rate of .63%; volatility of 63% and expected dividend yield of zero.  The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $10,900 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be $10,900 at December 31, 2013.

F - 31

The following tables summarize the warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2012	269,558	$1.28	2.9
Granted	2,949,633	.62	4.6
Exercised	-	-	-
Expired or cancelled	(68,757)	2.13	-
Exercisable at December 31, 2012	3,150,434	$.64	4.5
Granted	3,562,914	.73	4.0
Exercised	-	-	-
Expired or cancelled	(204,933)	.93	-
Exercisable at December 31, 2013	6,508,415	$.62	3.8

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
128,840	$.37	2015	$.37
915,651	.59-.78	2016	.77
2,949,633	.49-.75	2017	.62
2,514,291	.59-1.00	2018	.71
6,508,415	$.37-1.00		$.62

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Legal Contingencies

From time to time, the Company is involved in legal matters which arise in the normal course of business. Management believes that the final resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company leases its Irvine, California office from William Kirby, D.O., Inc., a related party.    The Company leases its clinics from unrelated third parties, which expire through 2020.   Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows for the years ending December 31:

2014	$635,811
2015	665,821
2016	678,707
2017	501,659
2018	213,531
Thereafter	148,873
$2,844,402

F - 32

Rent expense relating to related party leases for the years ended December 31, 2013 and December 31, 2012 approximated $42,000 and $198,000, respectively.  Rent expense related to third party leases for the years ended December 31, 2013 and December 31, 2012 approximated $586,000 and $239,000, respectively.

NOTE 11.	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

The components of the provision for income taxes for the years ended December 31, 2013 and 2012 is comprised of the following:

	2013	2012

Current
Federal	$–	$–
State	800	800
	800	800
Deferred
Federal	–	–
State	–	–

Total	$800	$800

The difference between income taxes at statutory rates and the amount presented in the consolidated financial statements is a result of the following for the years ended December 31, 2013 and 2012:

	2013		2012

Computed expected income tax benefit at federal statutory rates	34%		34%
Addition to (reduction in) income taxes resulting from:
State income taxes, net of federal benefit	6%		6%
Other	-%		-%
Valuation allowance	(40%	)	(40%	)
Total	0%		0%

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities. Significant components of deferred taxes at December 31, 2013 and 2012 are set forth below:

	2013	2012

Net operating loss carryforwards	$4,286,000	$3,150,000
Other	708,000	209,000
Less valuation allowance	(4,994,000)	(3,359,000)
Net deferred tax assets	$–	$–

The Company has federal tax net operating loss carryforwards of approximately $9,300,000 and $6,200,000, at December 31, 2013 and December 31, 2012, respectively, both of which will begin expiring in 2028.  The Company has California state tax net operating loss carryforwards of approximately $8,000,000 and $5,500,000, at December 31, 2013 and December 31, 2012, respectively, which will begin expiring in 2028.  The amount of net operating loss carry forward that can be used in any one year may be limited by significant changes in ownership as defined by section 382 of the Internal Revenue Code and similar state tax laws.

F - 33

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under ASC 740.  Accordingly, the Company has recorded a 100% valuation allowance to offset the net deferred tax assets at December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, the Company’s change in valuation allowance was approximately $1,635,000 and $1,081,000, respectively.

The Company will recognize interest and penalties related to unrecognized tax benefits and penalties as income tax expense.  As of December 31, 2013, the Company has not recognized liabilities for penalties and interest as the Company does not have liabilities for unrecognized tax benefits.  The Company’s income tax returns are subject to examination by the taxing authorities, generally 3 years for federal and 4 years for state (California).

NOTE 12.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these financial statements have been issued.

In February 2014, the Company closed its clinic in Sugar Land, Texas due to poor financial performance and directed its Sugar Land patients to the Company’s location near the Houston Galleria. In March 2014, the Company opened a new location in Frisco, Texas, a suburb of Dallas.  The Company relocated substantially all of the equipment from the Sugar Land location to other locations and is presently negotiating with the landlord of the Sugar Land clinic to terminate the lease or find a tenant to sublease the space.

F - 34

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	March 31, 2014
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	March 31, 2014
Mark A. Edwards

DIRECTORS

/s/ Eugene Bauer	Chairman of the Board	March 31, 2014
Eugene Bauer

/s/ Gene Burleson	Director	March 31, 2014
Gene Burleson

/s/ Joel Kanter	Director	March 31, 2014
Joel Kanter

/s/ William Kirby	Director	March 31, 2014
William Kirby

/s/ John P. Keefe	Director	March 31, 2014
John P. Keefe