Form 10-Q
period 2014-03-31
DR. TATTOFF, INC.
filed 2014-05-15
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to___________________

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 30, 2014 was 19,308,230.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

March 31, 2014

Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DR. TATTOFF, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,707	$197,523
Management fee due from related party	4,998	-
Prepaid expenses and other current assets	276,080	397,115
Total current assets	293,785	594,638
Property and equipment, net	2,148,221	2,050,287
Other assets	185,040	251,270
Total assets	$2,627,046	$2,896,195

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$948,228	$869,313
Related party payables	20,833	23,622
Accrued expenses and other liabilities	802,609	587,598
Warrant liabilities	114,202	116,690
Deferred revenue	1,330,506	1,113,883
Accrued compensation	522,892	543,251
Revolving line of credit	1,033,522	1,100,954
Notes payable, current portion (net of unamortized discount)	1,462,395	716,531
Convertible promissory notes, current portion (net of unamortized discount)	1,109,284	947,987
Capital lease obligations, current portion (related party)	10,536	10,286
Total current liabilities	7,355,007	6,030,115
LONG-TERM LIABILITIES
Notes payable, net of current portion	184,903	255,456
Convertible promissory notes, net of current portion	251,583	328,388
Capital lease obligations, net of current portion (related party)	40,901	43,630
Deferred rent	227,576	251,597
Total liabilities	8,059,970	6,909,186
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $.0001 par value, 75,000,000 authorized, 19,308,230 issued and outstanding at March 31, 2014 and December 31, 2013	1,931	1,931
Additional paid-in capital	7,722,342	7,692,978
Accumulated deficit	(13,157,197)	(11,707,900)
Total shareholders’ deficit	(5,432,924)	(4,012,991)
Total liabilities and shareholders’ deficit	$2,627,046	$2,896,195

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues from related party	$705,876	$692,735
Owned clinic revenues	368,649	217,403
	1,074,525	910,138
Operating costs and expenses
Clinic operating expenses	1,021,431	809,729
General and administrative expenses	745,479	1,005,548
Marketing and advertising	140,515	179,754
Depreciation and amortization	133,164	87,609
Loss from operations	(966,064)	(1,172,502)
Interest expense	(489,733)	(81,631)
Other income	6,500	1,600
Loss from operations before provisions for income taxes	(1,449,297)	(1,252,533)
Provision for income taxes	-	-
Net loss	$(1,449,297)	$(1,252,533)
Basic and diluted net loss per share applicable to common stockshareholders	$(.08)	$(.07)
Weighted average common shares outstanding – basic and diluted	19,308,230	18,452,656

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional Paid-in		Total Shareholders’
	Common Stock		Capital	Accumulated	Equity
	Shares	Par Value	(Deficit)	Deficit	(Deficit)

BALANCE – December 31, 2013	19,308,230	$1,931	$7,692,978	$(11,707,900)	$(4,012,991)

Stock compensation expense	-	-	29,364	-	29,364
Net loss	-	-	-	(1,449,297)	(1,449,297)

BALANCE – March 31, 2014 (unaudited)	19,308,230	$1,931	$7,722,342	$(13,157,197)	$(5,432,924)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,449,297)	$(1,252,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,164	87,609
Amortization of debt discount to interest	237,057	41,617
Stock compensation expense	29,364	63,668
Services paid for in stock and warrants	-	236,000
Change in fair value of warrant liability	(6,500)	(1,600)
Changes in operating assets and liabilities:
Management fee due from related party	(4,998)	(67,871)
Prepaid expenses and other current assets	267,050	55,964
Other assets	64,216	(104,387)
Accounts payable	78,915	180,580
Accrued expenses and other liabilities	81,228	2,534
Deferred revenue	216,623	214,299
Related party payable	(2,789)	-
Accrued compensation	(20,359)	67,939
Deferred rent	(24,021)	102,504
Net cash used in operating activities	(400,347)	(373,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(229,083)	(184,214)
Net cash used in investing activities	(229,083)	(184,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(2,479)	(17,763)
Principal payments on notes payable	(110,475)	(69,440)
Proceeds from sale of common stock	-	75,001
Proceeds from exercise of stock option	-	17,493
Proceeds from issuance of convertible notes	25,000	300,000
Proceeds from issuance of short-term notes	600,000	-
Proceeds from revolving line of credit	1,130,905	-
Repayments on revolving line of credit	(1,198,337)	-

Net cash provided by financing activities	444,614	305,291

Net decrease in cash and cash equivalents	(184,816)	(252,600)
Cash and cash equivalents – beginning of period	197,523	318,394
Cash and cash equivalents – end of period	$12,707	$65,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$90,826	$28,883
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$-	$115,875
Financing of insurance premiums	$146,015	$131,858

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

In February 2008, the Company completed a reverse merger with Lifesciences Opportunities Incorporated, a “public shell” company, and became a Securities and Exchange Commission (“SEC”) registrant (the “Merger”). The Company filed Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, but failed to file any Forms 10-Q or 10-K subsequently. On March 16, 2010, the Company filed a Form 15 with the SEC to terminate its registration under Section 12(g) of the Securities Exchanges Act of 1934, as amended, (the “Exchange Act”). Upon the filing of the Form 15, the Company’s obligation to file periodic and other reports with the SEC was immediately suspended. On December 7, 2011 the Company filed a registration statement on Form 10 with the SEC to register its common stock pursuant to Section 12(g) of the Exchange Act, which was subsequently amended on December 23, 2011 and January 20, 2012. The amended registration statement became effective on February 6, 2012.

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. At March 31, 2014, the Company has accumulated losses approximating $13,157,000, current liabilities that exceeded its current assets by approximately $7,061,000, shareholders’ deficit of approximately $5,433,000, and has not yet produced operating income or positive cash flows from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
Current Assets
Management fee due from related party	$4,998	$-
Current Liabilities
Related party payables	20,833	23,622
Capital lease obligations, current portion	10,536	10,286
Long-Term Liabilities
Capital lease obligations, net of current portion	40,901	43,630

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

Dr. Tattoff, Inc. formed two wholly owned subsidiaries, DRTHC I, LLC and DRTHC II, LLC, that are responsible for the operations of some of the new clinics that the Company has established. The consolidated financial statements include the accounts of DRTHC I, LLC and DRTHC II, LLC.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dr. Tattoff, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2013. The balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are or are expected to be profitable. As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic. There were no impairments of long-lived assets at December 31, 2013. In February 2014, the Company decided to close its Sugar Land, Texas (a suburb of Houston) clinic due to poor financial performance. The Company is working with the landlord to find a subtenant for the location; however, it concluded that the capitalized tenant improvements were impaired and recorded an impairment charge of approximately $41,000 related to the closure. The impairment charge is included in clinic operating expense in the accompanying consolidated statements of operations. The Company moved the other capital assets located there to other clinics.

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

The Company operates the Dallas, Houston, Atlanta and Phoenix locations directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company. The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets and amounted to approximately $1,331,000 at March 31, 2014 and $1,114,000 at December 31, 2013.

Patients who purchase a package of tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program. Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment. The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments. The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations. The Company recognized accrued expense of approximately $87,000 and $77,000 as of March 31, 2014 and December 31, 2013, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets. Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package. The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred. Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $110,000 and $130,000 for the three months ended March 31, 2014 and 2013, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards. The Company has provided a 100% valuation allowance on such deferred tax asset at March 31, 2014 and December 31, 2013 (See Note 11, “Income Taxes”).

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10. As of March 31, 2014, the open tax years of the Company were 2009 to 2013.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options. Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Net loss available to common stockholders (numerator)	$(1,449,297)	$(1,252,533)
Weighted average shares outstanding (denominator)	19,308,230	18,452,656
Basic and diluted EPS	$(.08)	$(.07)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	March 31,
	2014	2013
Warrants	6,349,150	3,966,461
Common stock options	1,594,947	1,412,698
Convertible promissory notes	2,425,972	1,487,500
	10,370,069	6,866,659

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases. Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term. As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur. Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured. The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $228,000 and $252,000 at March 31, 2014 and December 31, 2013, respectively.

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

A substantial portion of the Company’s revenues for the three months ended March 31, 2014 and 2013 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics. If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician. Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all. The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) (“ASU 2014-08”), which changes the requirements for reporting discontinued operations. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, a disposal that represents a strategic shift or will have a major effect on an entity’s operations and financial results will be reported as discontinued operations while smaller disposals will not. ASU 2014-08 is effective in 2015 and interim periods within that year for calendar year companies. Early adoption is permitted and the Company has adopted the new guidance in the first quarter of 2014. The Company does not expect that this new guidance will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)

Equipment	$1,824,871	$1,824,871
Furniture and fixtures	141,447	136,426
Leasehold improvements	1,430,966	1,217,223
	3,397,284	3,178,520
Less accumulated depreciation and amortization	(1,249,063)	(1,128,233)
	$2,148,221	$2,050,287

Depreciation and amortization expense was approximately $133,000 and $88,000 for the three months ended March 31, 2014 and 2013, respectively.

Assets under capital leases (gross) were approximately $159,000 at March 31, 2014 and December 31, 2013. Amortization expense recorded for the assets under capital leases amounted to approximately $0 and $6,000 for the three months ended March 31, 2014 and 2013, respectively. Accumulated amortization of assets under capital leases was approximately $159,000 at March 31, 2014 and December 31, 2013.

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

The credit agreement requires that all receipts of the Company, except receipts received from investors and receipts from landlords for tenant improvement allowances, be deposited in a lockbox account controlled by the lender. Provided the Company is not in default, it can draw from the lockbox an amount equal to all of the funds deposited in the lockbox less fees and expenses due the lender and a mandatory principal repayment equal to 2% of the funds deposited in the lockbox. The Company deposited $130,000 in the lockbox account as a mandatory principal payment at the time that the loan closed. At March 31, 2014, these funds remain in the lockbox and are unavailable to the Company to draw upon. As a result, the Company recorded a $130,000 reduction in the loan balance. At March 31, 2014, the Company had deposits in the lockbox account of approximately $107,000 available for draw under the revolving line of credit. Cash deposited in the lockbox by the Company in excess of fees and expenses due the lender and the mandatory 2% principal payment are recorded as a further reduction in the loan balance.

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

So long as the revolving note is outstanding, but only upon the occurrence and during the continuance of an event of default, and subject to certain limitations, the lender may convert all or any portion of the amounts due it into common stock of the Company. Beginning with the first quarter of 2014 the Company is subject to a financial covenant which requires that its sales revenue be not less than 75% of its sales revenue for the corresponding quarter of the prior year. The Company was in compliance with the financial covenant as of March 31, 2014.

NOTE 5.    NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)

Financed insurance premiums	$115,343	$-
Equipment promissory notes	594,672	674,474
Tenant improvement secured loans	100,000	100,000
Unsecured promissory notes	900,000	300,000
	1,710,015	1,074,474
Less unamortized discount	(62,717)	(102,487)
Less current portion (net of unamortized discounts)	(1,462,395)	(716,531)
	$184,903	$255,456

Financed Insurance Premiums

In January 2014, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice, property and casualty, and employment liability insurance over a period of nine months. The note, in the principal amount of $99,265, bears interest at approximately 6.25% per annum, and is repayable in one installment of $8,674 and eight installments of $11,642. The note matures in September 2014. The balance outstanding on the note was $68,593 and $0 at March 31, 2014 and December 31, 2013, respectively.

In March 2014, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance over a period of nine months. The note, in the principal amount of $46,750, bears interest at approximately 7.68% per annum, and is repayable in nine monthly installments of $5,362. The note matures in December 2014. The balance outstanding on the note was $46,750 and $0 at March 31, 2014 and December 31, 2013, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California. The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241. The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment. The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $24,676 and $27,994 at March 31, 2014 and December 31, 2013, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $3,700.  The note matured in January 2014 and was secured by a first priority purchase money security interest in the equipment.  The Company was required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $44,021 and $43,020 at March 31, 2014 and December 31, 2013, respectively.  This note was paid off in April 2014.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bears interest at approximately 7% per annum, and is repayable in 36 monthly payments of $539.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $1,599 and $3,171 at March 31, 2014 and December 31, 2013, respectively.

 In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bears interest at approximately 7% per annum, and is repayable in 36 monthly installments of $3,700.  The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $50,694 and $49,390 at March 31, 2014 and December 31, 2013, respectively. This note was paid off in April 2014.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $15,507 and $18,697 at March 31, 2014 and December 31, 2013, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas.  The note, in the principal amount of $59,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $2,683. The note matures in June 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $7,955 and $15,773 at March 31, 2014 and December 31, 2013, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Phoenix, Arizona.  The note, in the principal amount of $67,996, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,044. The note matures in November 2014 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $23,728 and $32,345 at March 31, 2014 and December 31, 2013, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance telephone equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $34,563 bears interest at approximately 9% per annum, and is repayable in 36 monthly payments of $1,037.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $23,042 and $22,538 at March 31, 2014 and December 31, 2013, respectively. The Company relocated the telephone equipment purchased for its Sugar Land, Texas clinic to its Frisco, Texas (a suburb of Dallas) clinic in March 2014.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance computer equipment for its Sugar Land, Texas clinic and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $37,524, bears interest at approximately 11% per annum, and is repayable in 36 monthly payments of $1,199.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon.  The balance outstanding on the note was $25,749 and $28,590 at March 31, 2014 and December 31, 2013, respectively. The Company relocated the computer equipment purchased for its Sugar Land, Texas clinic to its Frisco, Texas clinic in March 2014.

In March 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the Sugar Land, Texas clinic.  The note, in the principal amount of $75,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,399.  The note matures in March 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $39,153 and $48,485 at March 31, 2014 and December 31, 2013, respectively.  The Company relocated the laser to its Frisco, Texas clinic in March 2014.

In October 2013, DRTHC II, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of lasers for the Atlanta, Georgia clinic.  The note, in the principal amount of $114,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $5,104.  The note matures in November 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $96,088 and $109,561 at March 31, 2014 and December 31, 2013, respectively.

In October 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a hair removal device for the Houston, Texas clinic.  The note, in the principal amount of $28,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $1,254.  The note matures in November 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $23,600 and $26,910 at March 31, 2014 and December 31, 2013, respectively.

In December 2013, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of three laser devices for its clinics in Southern California.  The note, in the principal amount of $248,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $11,104.  The note matures in December 2015 and is secured by a first priority purchase money security interest in the equipment.  The Company is required to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $218,860 and $248,000 at March 31, 2014 and December 31, 2013, respectively.

Tenant Improvement Secured Loan

In February 2013, the Company issued $200,000 in notes, secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics.  The notes bear interest at 15% and are were initially due on August 15, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 218,750 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair values of the warrants at the time of issuance, determined by management to be $49,454 in the aggregate, were recorded as a debt discount and were amortized to interest expense over the initial term of the notes.  The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of .08%; volatility of 72% and expected dividend yield of zero.

In July 2013, in exchange for their agreement to extend the original due date from August 15, 2013 to December 31, 2013, the Company issued five-year fully vested warrants to purchase 220,000 shares of Company common stock at an exercise price of $.60 per share to the note holders. The fair values of the warrants at the time of issuance, determined by management to be $52,500 in the aggregate, were recorded as a debt discount and were amortized to interest expense over the extended term of the notes.

In December 2013, the Company repaid $100,000 principal amount of its tenant improvement secured loans together with interest due thereon of approximately $15,238 to three note holders, one of whom is an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of $100,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 115,240 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $27,700 in the aggregate, was recorded as additional debt discount and amortized to interest expense over the term of the extension. The notes were further extended to September 30, 2014.

Amortization of the debt discount related to the tenant improvement secured loan was $27,700 for the three months ended March 31, 2014 and $101,954 for the year ended December 31, 2013.

Unsecured Promissory Notes

In August 2013, the Company issued $120,000 in unsecured promissory notes to three members of its Board of Directors, their families, associates or associated entities.  The notes bear interest at 15% and were initially due on December 31, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair values of the warrants at the time of issuance, determined by management to be $22,800 in the aggregate, were recorded as a debt discount and were amortized to interest expense over the initial term of the notes.

In October 2013, the Company issued $200,000 in unsecured promissory notes to a 5% shareholder.  The note bears interest at 15% and was initially due on December 31, 2013.  As additional consideration for the investor purchasing the note, the Company issued the note holder fully vested five-year warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $.60 per share. The fair values of the warrants at the time of issuance, determined by management to be $38,000 in the aggregate, were recorded as a debt discount and were amortized to interest expense over the initial term of the notes.

In December 2013, the Company repaid $20,000 principal amount of its unsecured promissory notes together with interest due thereon of approximately $1,159 to one note holder, an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of unsecured promissory notes of $300,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 310,893 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $74,771 in the aggregate, was recorded as additional debt discount and was amortized to interest expense over the term of the extension. Amortization of the debt discount related to the 2013 unsecured promissory notes and their extension was $74,771 for the three months ended March 31, 2014 and $60,800 for the year ended December 31, 2013. The notes were further extended to September 30, 2014.

In February and March, 2014 the Company issued $600,000 of short-term unsecured promissory notes. The short-term unsecured promissory notes were issued to Board members and their affiliates, and certain parties who are already lenders or investors in the Company. The purpose of the offering is to provide immediate funds to support the opening of new clinics in Frisco and Ft. Worth, Texas and additional marketing while the Company completes a convertible debt offering. The notes matured on April 30, 2014, bear interest at 15% per annum, and are planned to be repaid from the proceeds of a $2 million convertible debt offering.  As additional consideration for the lenders, the Company will issue equity to the lenders depending upon the date of repayment of the loan. Initially, the lenders will receive one fully vested warrant to purchase common stock at an exercise price of $.65. If the short-term unsecured promissory notes are repaid on or after May 31, 2014, in lieu of a warrant the investors will receive .5 shares of common stock. In the event that the short-term unsecured promissory note remains unpaid after July 30, 2014, the number of shares of common stock that the lender will receive increases as follows: if paid on or after July 31, 2014 one share, if paid on or after September 30, 2014 two shares, and if paid on or after December 31, 2014 four shares. In addition, each lender is entitled to a repayment premium as a percentage of the unpaid balance as follows: if the loan is repaid between April 30, 2014 and May 31, 2014, 10%; if the loan is repaid between June 1, 2014 and July 31, 2014, 25%; if the loan is repaid between August 1, 2014 and September 30, 2014, 50%; and 100% if the loan is repaid thereafter. The short-term unsecured promissory notes remain unpaid as of the date hereof.

The following table sets forth the future maturities of the Company’s outstanding notes payable, net of unamortized discount:

Year ended December 31,	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$1,390,135	$716,531
2015	250,741	250,016
2016	6,422	5,440
Total	$1,647,298	$971,987

NOTE 6.    CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following:

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)

Secured senior subordinated convertible promissory notes	$892,500	$892,500
Senior subordinated convertible promissory notes	610,000	585,000
	1,502,500	1,477,500
Less unamortized discount	(141,633)	(201,125)
Less current portion (net of unamortized discounts)	(1,109,284)	(947,987)
	$251,583	$328,388

Secured Senior Subordinated Convertible Promissory Notes

In May 2012, August 2012, September 2012, October 2012 and January 2013, the Company issued $200,000, $255,000, $50,000, $87,500 and $300,000 of secured senior subordinated convertible promissory notes, respectively to two members of the Company’s Board of Directors, their associates or associated entities, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, which interest is payable quarterly, and are due at maturity.  The notes mature in May 2014 or December 2015 (with respect to the notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013).  The balance outstanding on the notes was $892,500 at March 31, 2014 and December 31, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 1,115,625 shares of the Company’s common stock at an exercise price of $.75 per share. The fair values of the warrants at the time of issuance, determined by management to be $217,225 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.   The notes also contained a beneficial conversion feature determined by management to be $45,066 in the aggregate which was recorded as a debt discount and will be amortized to interest expense over the term of the notes.  Amortization of the debt discount was $32,320 for the three months ended March 31, 2014 and $129,282 for the year ended December 31, 2013.

Senior Subordinated Convertible Promissory Notes

In May 2013, June 2013 and July 2013, the Company issued $250,000, $200,000, and $35,000, respectively, of senior subordinated convertible promissory notes to two members of the Company’s Board of Directors, two 5% shareholders, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, are payable upon conversion or at maturity.  The notes mature November 1, 2014 and are unsecured. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 746,157 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $485,000 at March 31, 2014 and December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be $92,283 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.   Amortization of the debt discount was $27,082 for the three month ended March 31, 2014 and $875 for the year ended December 31, 2013.

In September 2013, the Company issued $50,000 of senior subordinated convertible promissory notes to an investor.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 76,923 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $50,000 at March 31, 2014 and December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be $9,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. Amortization of the debt discount was $1,500 for the three months ended March 31, 2014 and $1,566 for the year ended December 31, 2013.

In December 2013, the Company issued $50,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 76,923 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $50,000 at March 31, 2014 and December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be $9,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. Amortization of the debt discount was $1,800 for the three months ended March 31, 2014 and $155 for the year ended December 31, 2013.

In January 2014, the Company issued $25,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 38,462 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $25,000 at March 31, 2014 and $0 at December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be approximately $4,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.   Amortization of the debt discount was $802 for the three months ended March 31, 2014 and $0 for the year ended December 31, 2013.

The following table sets forth the future maturities of the Company’s convertible promissory notes net of unamortized discount:

Year ended December 31,	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$1,000,472	$947,987
2015	360,395	328,388
Total	$1,360,867	$1,276,375

NOTE 7.                      CAPITAL LEASE OBLIGATIONS (RELATED PARTY)

Capital lease obligations (related party) consisted of the following:

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018.	$51,437	$53,916

Total minimum lease payments	51,437	53,916
Less current maturities	(10,536)	(10,286)
Long-term portion	$40,901	$43,630

The future minimum capital lease payments are as follows:

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$11,282	$15,041
2015	15,041	15,041
2016	15,041	15,041
2017	15,041	15,041
2018	6,267	6,267
Total minimum lease payments	62,672	66,431
Less amount representing interest	(11,235)	(12,515)
Present value of minimum lease payments	51,437	53,916
Less current maturities	(10,536)	(10,286)
Long-term portion	$40,901	$43,630

NOTE 8.    RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services.  The agreement covers four clinics in southern California operated by the Company.  The Company had a $4,998 and $0 receivable due from William Kirby D.O., Inc. at March 31, 2014 and December 31, 2013, respectively.

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

Medical Director Agreement

Effective January 1, 2010, the Company entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O.  The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each.  The agreement provides for an annual payment of $250,000 to William Kirby, D.O. for these services. The Company’s unpaid current obligation under the Medical Director Agreement was $20,833 at March 31, 2014 and December 31, 2013. The unpaid amounts are included in related party payables in the accompanying consolidated balance sheets.

Lease Guarantees

William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Encino, California.  The Encino lease was terminated as of February 28, 2013 and the operations moved to a new location.  Dr. Kirby personally guaranteed the lessee’s obligations under the Beverly Hills and Irvine, California leases. The Company and landlord amended the Beverly Hills, California lease in February 2013. The amendment extended the term by five years and released Dr. Kirby’s guarantee obligations. On July 21, 2011, the Company transferred its operations from the clinic located in Irvine, California to a clinic located in Santa Ana, California.  William Kirby, D.O., Inc. was the named lessee under the lease for the clinic located in Irvine, California, and Dr. Kirby personally guaranteed the lessee’s obligations under such lease. The Company continues to occupy the space in Irvine, where it operates a call center and maintains administrative offices.  The Company (or one of its wholly-owned subsidiaries) is the named lessee under the lease for all of its clinic leases.

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

NOTE 9.    EQUITY

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

In January 2013, the Company granted 61,225 incentive stock options to an executive officer as part of his compensation package, vesting over twelve months with an exercise price of $.49.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $17,300 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.67%; volatility of 73%; and expected dividend yield of zero.

In March 2013, the Company granted 24,041 incentive options to executive officers, 13,264 incentive options to other employees of the Company and 6,517 non-qualified options to employees of William Kirby, D.O., Inc., vesting immediately with an exercise price of $.49 as consideration for their agreement to defer compensation.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $14,000 on their issuance date.   Also in March 2013, the Company granted 20,000 non-qualified options to each of the three independent members of its Board of Directors, vesting immediately and 45,000 options to each of the three independent members of its Board of Directors vesting 50% immediately and 25% on each the first and second anniversary of the grant date, with an exercise price of $.49 per share as compensation for serving on the Company’s Board of Directors.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $52,000 on their issuance date.  Also in March 2013, the Company granted 10,000 non-qualified options to each of five members of its medical advisory board, with 25% vesting immediately and 25% vesting on each of the first, second and third anniversary of the grant date with an exercise price of $.49 per share.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $13,400 on their issuance date.  Also in March 2013, the Company granted 10,000 non-qualified options to each of five members of its medical advisory board, vesting 25% on each of the first through fourth anniversary of the grant date with an exercise price of $.55 per share.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $13,400 on their issuance date.  All of the estimates of the values of the options granted during March 2013 were based on the following assumptions: value of one common share of $0.49; strike price of $0.49; expected life of five years; risk-free interest rate of 0.63%; volatility of 73%; and expected dividend yield of zero.

In June 2013, the Company granted 212,413 incentive stock options to an employee as part of his compensation package, vesting over a four year period with an exercise price of $.55.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $53,200 on its issuance date.  Also, in June 2013, the Company granted 10,000 non-qualified options to a new member of its medical advisory board, vesting 25% on each of the first through fourth anniversary of the grant date with an exercise price of $.55 per share.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $2,503 on their issuance date.  All of the estimates of the values of the options granted during June 2013 were based on the following assumptions: value of one common share of $0.49; strike price of $0.55, expected life of five years; risk-free interest rate of 1.07%; volatility of 64%; and expected dividend yield of zero.

In July 2013, the Company granted 112,727 incentive options to two executive officer as part of their compensation packages, vesting over a four year period with an exercise price of $.55. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $28,100 on the issuance date. Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.55, expected life of five years; risk-free interest rate of 1.42%; volatility of 63%; and expected dividend yield of zero.

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

In February 2014, the Company granted 54,545 incentive stock options to an executive officer as part of his compensation package,vesting over twelve months with an exercise price of $.55.  As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $13,200 on its issuance date.  Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.55; expected life of five years; risk-free interest rate of 1.57%; volatility of 61%; and expected dividend yield of zero.

The Company recognized compensation expense of approximately $29,000 in the three months ended March 31, 2014 and $136,000 for the year ended December 31, 2013 related to the options and grants, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2013 (audited)	1,540,402	$.45	$.44
Granted (unaudited)	54,545	.55	.49
Exercised (unaudited)	-	-	-
Forfeited or Expired (unaudited)	-	-	-
Outstanding at March 31, 2014 (unaudited)	1,594,947	$.45	$.44

Exercisable at March 31, 2014 (unaudited)	881,706	$.45	$.44

Vested and expected to vest at March 31, 2014 (unaudited)	1,594,947	$.45	$.44

The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 was $0. The aggregate intrinsic value of options outstanding at March 31, 2014 was approximately $86,000.

Warrants

The Company issued a number of warrants in 2013 and 2014 related to various transactions.  In each case, the Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model.  During 2013, the Company used the following assumptions: value of common share of $.49, expected life of three or five years depending on the term of the warrant; risk free interest rate of between .58% and 1.73%; volatility of 63-72% and expected dividend yield of zero.  During 2014, the Company used the following assumptions: value of common share of $.49, expected life of three or five years depending on the term of the warrant; risk free interest rate of between .86% and 1.57%; volatility of 61% and expected dividend yield of zero.  Unless indicated otherwise, the Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

In January 2013, the Company issued five-year warrants to purchase 30,613 shares of the Company’s common stock at a purchase price of $.595 per share to an employee as part of his compensation package.  The warrants vested on a monthly basis through January 1, 2014.   The estimated fair value at issuance of $8,200 was recognized as “compensation expense” and is included within “general and administrative” expenses on the consolidated statements of operations.

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

In connection with issuance and subsequent extension of the maturity date of the tenant improvement secured loan initially made in February 2013, the Company issued fully vested five-year warrants to purchase 585,240 shares of the Company’s common stock at a purchase price of $.60 per share as additional consideration to the investors, including 146,310 warrant shares to members of the Company’s Board of Directors and management.   The net proceeds on the issuance of the tenant improvement secured loan were allocated between the estimated fair value of the warrants at issuance of approximately $145,900 and the notes issued in the offering.

In March 2013, the Company issued fully vested five-year warrants to purchase 76,530 shares of the Company’s common stock at a purchase price of $.595 per share to a service provider as additional consideration for services provided.  The warrant expires on January 15, 2018.  The estimated fair value at issuance of $20,500 was recognized as “consulting expense” and is included within “general and administrative” expenses on the consolidated statements of operations.

In connection with the sale of common stock in a private placement in March and April 2013, the Company issued fully vested five-year warrants to purchase 170,457 shares of the Company’s common stock at a purchase price of $.65 per share as additional consideration to the investors.   The net proceeds on the sale of common stock were allocated between the estimated fair value of the warrants at issuance of $41,600 and the common stock sold in the offering.

In May 2013, the Company issued five-year warrants, vesting over one year, to purchase 34,090 shares of the Company’s common stock at a purchase price of $.65 per share to a service provider as additional consideration for services provided.   The estimated fair value at issuance of approximately $7,800 was recognized as “consulting expense” and is included within “general and administrative” expenses on the consolidated statements of operations.

In connection with issuance of the senior subordinated convertible notes in a private placement in May, June and July 2013, the Company issued fully vested five-year warrants to purchase 186,537 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  The warrants were exchanged in December 2013 for warrants with different terms as described below.

In connection with the issuance and subsequent extension of the maturity date of unsecured promissory notes originally issued in August and October 2013, the Company issued five-year warrants to purchase 630,893 shares of the Company’s common stock at a purchase price of $.60 per share as additional consideration to the note holders, including 97,174 shares issued to members of the Company’s Board of Directors and management. The net proceeds on the unsecured promissory notes were allocated between the estimated fair value of the warrants at issuance of approximately $141,500 and the notes issued.

In July 2013, the Company issued five-year warrants to purchase 84,545 shares of the Company’s common stock at a purchase price of $.65 per share to two employees as part of their compensation package.  The warrants vest on a monthly basis through July 2014 at which time the warrant will be fully vested.  The estimated fair value at issuance of $19,400 was recognized as “compensation expense” and is included within “general and administrative” expenses on the consolidated statements of operations.

In connection with the issuance of senior subordinated convertible notes in a private placement in September and December 2013 and in January 2014, the Company issued fully vested three-year warrants to purchase 153,846 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 25% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of approximately $25,800 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $21,700 at March 31, 2014.

In October 2013 the Company issued fully vested five-year warrants to purchase 450,000 shares of the Company’s common stock at a purchase price of $1.00 per share in exchange for consulting services to be delivered over a twelve month period. The estimated fair value of the warrants at issuance of $80,300 was recognized as consulting expense included in general and administrative expense on the consolidated statements of operations. Of these warrants, 225,000 were cancelled in February 2014.

In December 2013 the Company issued fully vested three-year warrants to purchase 39,000 shares of the Company’s common stock at a purchase price of $.78 per share in exchange for services related to the Company’s new revolving loan facility. The Company has analyzed these warrants and determined them to be debt instruments. Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets and the expense will be amortized over the term of the revolving loan and included in interest expense. The Company determined the fair value of the warrant liability to be $4,300 at issuance and $4,900 at March 31, 2014.

In December 2013, the Company exchanged 186,537 warrants that had been issued in connection with the issuance of the senior subordinated convertible notes in a private placement in May, June and July 2013 with new warrants. The number of shares of common stock that can be purchased by the warrant holder was increased to 746,157 and the term of the warrant was decreased from five to three years. In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 25% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $91,400 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $87,600 at March 31, 2014.

In February 2014, the Company issued five-year warrants to purchase 27,273 shares of the Company’s common stock at a purchase price of $.65 per share to an employee as part of his compensation package.  The warrants vested on a monthly basis through January 1, 2015.   The estimated fair value at issuance of $6,100 was recognized as “compensation expense” and is included within “general and administrative” expenses on the consolidated statements of operations.

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013 (audited)	6,508,415	$.62	3.8
Granted (unaudited)	65,735	.73	3.7
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(225,000)	1.00	-
Exercisable at March 31, 2014 (unaudited)	6,349,150	$.66	3.5

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
128,840	$.37	2015	$.37
915,651	.595-.78	2016	.77
2,988,095	.49-.78	2017	.62
2,289,291	.60-1.00	2018	.68
27,273	.65	2019	.65
6,349,150	$.37-1.00		$.66

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its Irvine, California office from William Kirby, D.O., Inc., a related party.  The Company leases all of its clinics from unrelated third parties, which expire through 2020.  Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows at March 31, 2014:

2014 (nine months)	$467,918
2015	665,921
2016	633,907
2017	519,054
2018	213,386
Thereafter	148,873
$2,649,059

Rent expense relating to related party leases for the three months ended March 31, 2014 and 2013 approximated $11,000 and $46,000, respectively. Rent expense related to third party leases for the three months ended March 31, 2014 and 2013 approximated $155,000 and $114,000, respectively.

NOTE 11.    SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these consolidated financial statements have been issued.

In April 2014, the Company issued additional short-term unsecured promissory notes under the same terms as those issued in February and March in the amount of $350,000.

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

 In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives, future results, levels of activity, performance or plans will be achieved. We caution that these statements are further qualified by important factors that could cause actual results to materially differ from those contemplated in the forward-looking statements, including, without limitation, the following:

●	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2013;

●	our failure to generate significant revenues from operations;

●	the availability and cost of capital required to fund our current and future operations;

●	federal, state and local law and regulation, including regulation of the services provided at our clinics;

●	our failure to execute our business plan;

●	our failure to effectively execute our marketing strategies;

●	our failure to identify or negotiate new real property leases on reasonable terms as part of our expansion plans;

●	our ability to renew existing leases on reasonable terms;

●	the effect of competition in our industry;

●	our ability to protect our intellectual property;

●	our exposure to litigation;

●	our dependence on key management and other personnel, including the physicians providing services at our clinics;

●	a decline in the demand for services provided at our clinics;

●	the ability of holders of our securities to effect resales of our securities; and

●	the effect of adverse economic conditions generally, and on discretionary consumer spending and the availability of credit.

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

Results of Operations. This section provides an analysis of the Company’s results of operations for the three month periods ended March 31, 2014 and 2013.

Liquidity and Capital Resources. This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2014 and 2013, as well as a discussion of the Company’s outstanding commitments as of March 31, 2014. Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment. The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law. We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician. This arrangement is structured to comply with a California state limitation on the corporate practice of medicine. In addition, we own and operate five clinics, in Dallas and Houston Texas, in Atlanta, Georgia and in Phoenix, Arizona. We opened a Sugar Land, Texas clinic in March 2013 (which was closed in February 2014) and the Atlanta location opened in October 2013. We opened a location in Frisco, Texas (a suburb of Dallas) in March 2014. We have signed a lease for space for a clinic in Ft. Worth, Texas which we expect to open in the second quarter of 2014. As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics. Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms “our clinics” and “our facilities” refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of over 230,000 procedures to more than 29,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004. We opened two clinics in 2011, two in 2012, two in 2013, and one in the first quarter of 2014.

Our primary source of revenues through March 31, 2014, consisted of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics. Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services, all of which are located in southern California. The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law. As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics. Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012. Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 4% of cash collections for the three months ended March 31, 2014. Advertising costs provided under the management services agreement were approximately 9% of our management service revenue in the three months ended March 31, 2014.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business. Fee for service receipts of William Kirby D.O., Inc., less refunds, increased by approximately $16,000 for the three months ended March 31, 2014 when compared to the prior year. Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. also increased by approximately $13,000. Dr. Kirby’s staff compensation expense also decreased for the three months ended March 31, 2014 when compared to the prior year as a result of a decrease in the number of hours of operation in some locations and other efficiencies. As a result, William Kirby, D.O., Inc. experienced a cash basis profit in the first three months of 2014, compared to a loss for the comparable period of the prior year. In the event that William Kirby, D.O. Inc. incurs losses, it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results. The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied. As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

Funds from operations from our Dallas, Houston, Phoenix, and Atlanta clinics serve as an additional source of revenue. In connection with our Dallas, Houston, Atlanta and Phoenix clinics, we entered into consulting physician agreements with licensed physicians, pursuant to which those physicians, or other physicians engaged by those physicians provide to our clinics (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

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

The majority of patients, approximately 90%, pay for services using a debit or credit card or outside financing agencies whose services both we and our contracting physician offer. Historically, the outside financing agencies we and our contracting physician use offer non-recourse programs. If the agency is unable to collect from the patient, it bears the cost thereof except in rare cases where there is a chargeback. In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician. Both we and our contracting physician offer a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances. Refunds were less than 1% of our contracting physician’s gross revenue in the three months ended March 31, 2014. Refunds and chargebacks result in a reduction of our management fee. Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Gift certificate sales represented less than 1% of William Kirby, D.O., Inc.’s gross revenue in the three months ended March 31, 2014. The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee. We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics have not been significant to date.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and the Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended March 31,
	2014	2013

Revenues	100%	100%
Clinic operating expenses	95%	89%
General and administrative expenses	69%	111%
Marketing and advertising	13%	20%
Depreciation and amortization	12%	10%
Loss from operations	(90)%	(129)%
Interest expense and other	(45)%	(9)%
Net loss	(135)%	(138)%

Revenues. Revenues increased by approximately $165,000, or 18%, to approximately $1,075,000 for the three months ended March 31, 2014 compared to approximately $910,000 for the three months ended March 31, 2013. Encounters decreased from approximately 11,439 to 11,368 or .6%. One new clinic opened in the first quarter of 2014 accounted for 58 encounters and revenue of approximately $5,000. Two clinics opened in 2013 accounted for an increase of approximately 483 encounters and $53,000 of the increase in revenue. Revenue from two clinics opened in 2012 accounted for an increase of approximately 612 encounters and $87,000 of the increase in revenue. While encounters at mature clinics (those opened prior to 2012) decreased by approximately 1,224, these clinics accounted for approximately $20,000 of the increase in revenue. The decrease in encounters at the mature clinics was primarily related to a decline in patients receiving hair removal services.

We measure the average fee paid by our customers per encounter as a key indicator of management performance. Since the majority of our customers purchase a package of treatments, the average fee per encounter is much higher in the first several months following a clinic opening and then declines as packages are redeemed. Average fee per encounter increased from approximately $128 in the three months ended March 31, 2013 to $144 in 2014. Fee per encounter in our mature clinics increased approximately 10% when compared to the prior year. Fee per encounter at clinics opened in 2013 and 2012 decreased approximately 12% and 33%, respectively, in the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, reflecting the growth in encounters from package redemptions. Fee per encounter for clinics opened in 2013 averaged approximately $326.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies. We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels. Clinic operating expenses increased by 26% in the aggregate and increased 6% as a percentage of revenues to approximately $1,021,000 for the three months ended March 31, 2014 versus approximately $810,000 for the three months ended March 31, 2013. Of this increase of approximately $211,000, approximately 25% or $53,000 was related to one new clinic (Frisco) opened in 2014 and approximately 77% or $162,000 reflects a full year of operation for two clinics opened in 2013 offset by a decrease in operating expenses in clinics open prior to 2013 or approximately $106,000. Clinic expenses include approximately $103,000 in costs related to the closure of a clinic in Sugar Land, TX, including asset impairment charges of $41,000.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising. During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach. We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $141,000 for the three months ended March 31, 2014, compared to approximately $180,000 for the three months ended March 31, 2013, a decrease of approximately $39,000. The decrease was a result of our financial limitations.

General and Administrative Expenses. General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management. Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors. General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions. General and administrative expenses decreased by approximately $261,000 to approximately $745,000 for the three months ended March 31, 2014 when compared to $1,006,000 in the prior year. This decrease was substantially the result of two factors. Non-cash stock compensation expense decreased by approximately $166,000 reflecting a lower level of grant activity under our long-term incentive plan in 2014. During the three months ended March 31, 2013, our independent directors were awarded stock and option grants totaling approximately $132,000. In addition, during the three months ended March 31, 2013, we incurred approximately $100,000 in expense for brand development services which expense was not incurred in 2014.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, lasers held under capital leases, and the furniture, computers, telephone systems and other equipment used in our operations. Depreciation and amortization expenses increased by 51% in the aggregate to approximately $133,000 for the three months ended March 31, 2014 versus approximately $88,000 for the three months ended March 31, 2013. The depreciation and amortization related to the opening of one new clinic in 2014, a full year of operation for two clinics opened in 2013, and the replacement of three laser devices in our California locations in December 2013 were the principal factors in the increase.

Interest Expense. Interest expense for the three months ended March 31, 2014 was approximately $490,000, an increase of approximately $408,000 when compared to interest expense of $82,000 for the three months ended March 31, 2013. The increase in interest expense is principally a result of the issuance of approximately $610,000 in convertible notes, $900,000 in non-convertible debt, and borrowing of $1,300,000 under a revolving line of credit during the prior year and the financing of new laser devices for a new clinics together with amortization of debt discount related to warrants issued with or upon extension of convertible notes and non-convertible debt. Amortization of debt discount to interest, a non-cash charge, was approximately $237,000 in the three months ended March 31, 2014 compared to $42,000 in the three months ended March 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $185,000 at March 31, 2014 as compared to December 31, 2013, principally due to cash used in operations of $400,000 and acquisition of property and equipment of $229,000, partially offset by cash received from the issuance of debt in private placements of $600,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital. The three months ended March 31, 2014 and 2013 reflected net cash used in operating activities of approximately $400,000 and $374,000, respectively. While our clinics (both managed and owned) were able to generate aggregate positive cash flow from operations during the three months ended March 31, 2014 and 2013, they were unable to generate enough positive cash flow to cover our overhead expenses.

Net cash used in investing activities for the three months ended March 31, 2014 and 2013, respectively was $229,000 and $184,000, reflecting purchases of property and equipment. Our purchases of property and equipment in the first three months of 2014 are principally related to the clinic we opened in March 2014 in Frisco, Texas, and the clinic we are developing in Ft. Worth, Texas. Our purchases in the three months ended March 31, 2013 were principally related to the development of our clinic in Sugar Land, Texas.

Net cash from financing activities for the three months ended March 31, 2014 and 2013, respectively was $445,000 and $305,000. During the three months ended March 31, 2014, we received cash from the issuance of debt in private placements of $600,000. During the three months ended March 31, 2013 we received cash from the issuance of debt in private placements of $300,000 and from the sale of common stock of approximately $75,000.

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

Going Concern Issues

At March 31, 2014, the Company has accumulated losses approximating $13,157,000, current liabilities that exceeded its current assets by approximately $7,061,000, shareholders’ deficit of approximately $5,433,000, and has not yet produced operating income or positive cash flows from operations. In the three months ended March 31, 2014, the Company had a net loss on operations of approximately $1,449,000 and the Company has not yet produced positive cash flow from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2014.

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

ITEM 1A.        RISK FACTORS

We filed our Annual Report on Form 10-K for the year ended December 31, 2013, with the Securities and Exchange Commission on March 31, 2014, which sets forth our risk factors in Item 1A therein.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the three months ended March 31, 2014. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness. The securities are deemed restricted securities for purposes of the Securities Act.

In January 2014, the Company issued five-year warrants to purchase 27,273 shares of the Company’s common stock at a purchase price of $.65 per share to an employee as part of his compensation package. The warrants vest on a monthly basis through January 1, 2015.

In January 2014, the Company issued $25,000 of senior subordinated convertible promissory notes. The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions. The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity. The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 38,462 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

4.11*	Form of short-term unsecured promissory notes issued in February and March 2014.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Dr. Tattoff, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (b) Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013, (c) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013, and (d) Notes to such Consolidated Financial Statements.

*filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date: May 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	May 15, 2014
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	May 15, 2014
Mark A. Edwards

