Form 10-Q
period 2014-06-30
DR. TATTOFF, INC.
filed 2014-08-14
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of July 31, 2014 was 19,783,230.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

June 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

DR. TATTOFF, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,949	$197,523
Prepaid expenses and other current assets	115,028	397,115
Total current assets	143,977	594,638

Property and equipment, net	2,214,883	2,050,287
Other assets	183,002	251,270
Total assets	$2,541,862	$2,896,195

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,053,492	$869,313
Related party payables	192,553	23,622
Accrued expenses and other liabilities	518,523	496,053
Warrant liabilities	71,276	116,690
Deferred revenue	1,481,254	1,113,883
Accrued compensation	611,182	543,251
Accrued interest	429,417	91,545
Revolving line of credit	982,035	1,100,954
Notes payable, current portion (net of unamortized discount)	1,811,407	716,531
Convertible promissory notes, current portion (net of unamortized discount)	966,742	947,987
Capital lease obligations, current portion (related party)	10,792	10,286
Total current liabilities	8,128,673	6,030,115

LONG-TERM LIABILITIES
Notes payable, net of current portion and unamortized discount	225,746	255,456
Convertible promissory notes, net of current portion and unamortized discount	324,260	328,388
Capital lease obligations, net of current portion (related party)	38,105	43,630
Deferred rent	237,069	251,597
Total liabilities	8,953,853	6,909,186

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT

Preferred stock, 2,857,143 shares authorized, none issued or outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $.0001 par value, 75,000,000 authorized, 19,783,230 and 19,308,230 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,979	1,931
Additional paid-in capital	8,390,751	7,692,978
Accumulated deficit	(14,804,721)	(11,707,900)
Total shareholders’ deficit	(6,411,991)	(4,012,991)
Total liabilities and shareholders’ deficit	$2,541,862	$2,896,195

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues from related party	$695,286	$771,408	$1,401,162	$1,464,143
Owned clinic revenues	426,458	296,320	795,107	513,723
	1,121,744	1,067,728	2,196,269	1,977,866
Operating costs and expenses
Clinic operating expenses	945,210	874,025	1,966,641	1,683,754
General and administrative expenses	651,242	662,146	1,396,729	1,667,694
Marketing and advertising	244,945	340,282	385,460	520,036
Depreciation and amortization	140,767	96,193	273,931	183,802

Loss from operations	(860,420)	(904,918)	(1,826,492)	(2,077,420)

Interest expense	858,678	116,388	1,348,411	198,019

Other income (expense)	75,709	(4,300)	82,217	(2,700)

Loss from operations before provisions for income taxes	(1,643,389)	(1,025,606)	(3,092,686)	(2,278,139)

Provision for income taxes	4,135	-	4,135	800

Net loss	$(1,647,524)	$(1,025,606)	$(3,096,821)	$(2,278,939)

Basic and diluted net loss per share applicable to common stock	$(.08)	$(.05)	$(.16)	$(.12)
Weighted average common shares outstanding – basic and diluted	19,425,999	19,020,058	19,375,766	18,643,537

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional Paid-in		Total Shareholders’
	Common Stock		Capital	Accumulated	Equity
	Shares	Par Value	(Deficit)	Deficit	(Deficit)

BALANCE – December 31, 2013	19,308,230	$1,931	$7,692,978	$(11,707,900)	$(4,012,991)

Fair value of warrants issued on debt extension	-	-	413,701	-	413,701
Common stock issued	475,000	48	232,702	-	232,750
Stock compensation expense	-	-	51,370	-	51,370
Net loss	-	-	-	(3,096,821)	(3,096,821)

BALANCE – June 30, 2014 (unaudited)	19,783,230	$1,979	$8,390,751	$(14,804,721)	$(6,411,991)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,096,821)	$(2,278,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,931	183,802
Amortization of debt discount to interest	598,825	77,138
Stock compensation expense	51,370	91,007
Services paid for in stock and warrants	232,750	315,084
Change in fair value of warrant liability	(59,026)	2,700
Impairment charge	39,886	-
Loss on sale of equipment	39,140	-
Changes in operating assets and liabilities:
Management fee due from related party	-	(44,152)
Prepaid expenses and other current assets	428,102	1,115
Other assets	64,215	(36,630)
Accounts payable	184,182	178,271
Accrued expenses and other liabilities	107,840	85,071
Deferred revenue	367,371	462,359
Related party payable	168,931	-
Accrued compensation	67,931	264,941
Deferred rent	(14,528)	(60,413)
Net cash used in operating activities	(545,901)	(758,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(386,374)	(264,660)
Sale of property and equipment	87,500	-
Net cash used in investing activities	(298,874)	(264,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(5,019)	(44,934)
Principal payments on notes payable	(349,861)	(125,119)
Proceeds from sale of common stock	-	125,001
Proceeds from exercise of stock option	-	17,493
Proceeds from issuance of convertible notes	100,000	750,000
Proceeds from issuance of short-term notes	1,050,000	200,000
Proceeds from revolving line of credit	2,372,642	-
Repayments on revolving line of credit	(2,491,561)	-

Net cash provided by financing activities	676,201	922,441

Net decrease in cash and cash equivalents	(168,574)	(100,865)
Cash and cash equivalents – beginning of period	197,523	318,394
Cash and cash equivalents – end of period	$28,949	$217,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$59,073	$60,435
Taxes	$4,943	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$214,625	$145,222
Financing of insurance premiums	$146,015	$131,859
Common stock and warrants issued	$646,451	$315,084

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. At June 30, 2014, the Company has accumulated losses approximating $14,805,000, current liabilities that exceeded its current assets by approximately $7,985,000, shareholders’ deficit of approximately $6,412,000, and has not yet produced operating income or positive cash flows from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Current Liabilities
Related party payables	$192,553	$23,622
Capital lease obligations, current portion	10,792	10,286
Long-Term Liabilities
Capital lease obligations, net of current portion	38,105	43,630

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

Dr. Tattoff, Inc. formed two wholly owned subsidiaries, DRTHC I, LLC and DRTHC II, LLC, that are responsible for the operations of some of the clinics that the Company has established. The consolidated financial statements include the accounts of DRTHC I, LLC and DRTHC II, LLC.

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

The Company’s financial instruments include cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, related party payable, accrued expenses and other liabilities, deferred revenue, accrued compensation, capital lease obligations, convertible promissory notes, notes payable, and warrant liabilities. The carrying amounts of prepaid expenses and other current assets, other assets, accounts payable, related party payable, accrued expenses and other liabilities, deferred revenue and accrued compensation approximate their fair values due to the short maturity of these instruments. The carrying amounts of capital leases, convertible promissory notes, and notes payable approximates their fair value as these instruments earn or are charged interest based on prevailing rates. The fair value of warrants is measured using level 3 inputs.

Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” which requires impairment losses to be recorded on long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets on an undiscounted basis exceeds the fair value of the assets.

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are or are expected to be profitable. As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic. There were no impairments of long-lived assets at December 31, 2013. In February 2014, the Company decided to close its Sugar Land, Texas (a suburb of Houston) clinic due to poor financial performance. The Company is working with the landlord to find a subtenant for the location; however, it concluded that the capitalized tenant improvements were impaired and recorded an impairment charge of approximately $40,000 related to the closure. The impairment charge is included in clinic operating expense in the accompanying consolidated statements of operations. The Company moved the laser and other capital assets located there to other clinics.

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

The Company operates the Dallas, Houston, Atlanta and Phoenix locations directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company. The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets and amounted to approximately $1,481,000 at June 30, 2014 and $1,114,000 at December 31, 2013.

Patients who purchase a package of tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program. Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment. The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments. The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations. The Company recognized accrued expense of approximately $96,000 and $77,000 as of June 30, 2014 and December 31, 2013, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets. Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package. The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred. Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $205,000 and $168,000 for the three months ended June 30, 2014 and 2013, respectively, and $315,000 and $348,000 for the six months ended June 30, 2014 and 2013, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards. The Company has provided a 100% valuation allowance on such deferred tax asset at June 30, 2014 and December 31, 2013.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10. As of June 30, 2014, the open tax years of the Company were 2009 to 2013.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options. Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three or six months ended June 30, 2014 and 2013, respectively, because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss available to common stockholders (numerator)	$(1,647,524)	$(1,025,606)	$(3,096,821)	$(2,278,939)
Weighted average shares outstanding (denominator)	19,425,999	19,020,058	19,375,766	18,643,537
Basic and diluted EPS	$(.08)	$(.05)	$(.16)	$(.12)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	June 30,
	2014	2013
Warrants	8,332,862	4,241,810
Common stock options	1,594,947	1,508,772
Convertible promissory notes	2,541,358	2,179,808
	12,469,167	7,930,390

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases. Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term. As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur. Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured. The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $237,000 and $252,000 at June 30, 2014 and December 31, 2013, respectively.

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

A substantial portion of the Company’s revenues for the three and six months ended June 30, 2014 and 2013 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics. If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician. Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all. The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.          PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Equipment	$1,888,631	$1,824,871
Furniture and fixtures	143,893	136,426
Leasehold improvements	1,452,144	1,217,223
	3,484,668	3,178,520
Less accumulated depreciation and amortization	(1,269,785)	(1,128,233)
	$2,214,883	$2,050,287

Depreciation and amortization expense was approximately $141,000 and $96,000 for the three months ended June 30, 2014 and 2013, respectively, and $274,000 and $184,000 for the six months ended June 30, 2014 and 2013, respectively. The Company disposed of assets of approximately $245,000 (gross) and $128,000 (net) and recognized an impairment charge of approximately $40,000 during the six months ended June 30, 2014.

Assets under capital leases (gross) were approximately $159,000 at June 30, 2014 and December 31, 2013. Amortization expense recorded for the assets under capital leases amounted to approximately $0 and $2,000 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $6,000 for the six months ended June 30, 2014 and 2013, respectively. Accumulated amortization of assets under capital leases was approximately $159,000 at June 30, 2014 and December 31, 2013.

NOTE 4.	REVOLVING LINE OF CREDIT

In December 2013, the Company entered into a revolving line of credit with a lender with an initial commitment of $1,300,000 and a maximum revolving commitment of $7,000,000. Increase in the commitment above $1,300,000 is at the sole and absolute discretion of the lender. The term of the revolving loan is for six months subject to two automatic six month extensions as long as the Company is not in default on the credit agreement. In June 2014, the Company entered the first automatic six month extension. The line of credit is secured by a second lien on all encumbered equipment of the Company and a first lien on all other assets of the Company.

The credit agreement requires that all receipts of the Company, except receipts received from investors and receipts from landlords for tenant improvement allowances, be deposited in a lockbox account controlled by the lender. Provided the Company is not in default, it can draw from the lockbox an amount equal to all of the funds deposited in the lockbox less fees and expenses due the lender and a mandatory principal repayment equal to 2% of the funds deposited in the lockbox. The Company deposited $130,000 in the lockbox account as a mandatory principal payment at the time that the loan closed. At June 30, 2014, these funds remain in the lockbox and are unavailable to the Company to draw upon. As a result, the Company recorded a $130,000 reduction in the loan balance. At June 30, 2014, the Company had deposits in the lockbox account of approximately $132,000 available for draw under the revolving line of credit. Cash deposited in the lockbox by the Company in excess of fees and expenses due the lender and the mandatory 2% principal payment are recorded as a further reduction in the loan balance.

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

In addition to the cash consideration, the Company issued 125,000 shares of its common stock to the lender. The common stock is subject to a make whole provision such that the value of the common stock issued to the lender is not less than nor can ever be more than $125,000. The Company also issued fully vested three-year, callable warrants to three organizations affiliated to the financial advisory firm to purchase up to an aggregate of 39,000 shares of its common stock at an exercise price of $.78 per share in connection with the loan. Loan costs were included in prepaid expenses and were amortized to interest expense over the initial six month term of the loan.

So long as the revolving note is outstanding, but only upon the occurrence and during the continuance of an event of default, and subject to certain limitations, the lender may convert all or any portion of the amounts due it into common stock of the Company. Beginning with the first quarter of 2014 the Company is subject to a financial covenant which requires that its sales revenue be not less than 75% of its sales revenue for the corresponding quarter of the prior year. The Company was in compliance with the financial covenant as of June 30, 2014.

NOTE 5.          NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Financed insurance premiums	$66,028	$-
Equipment promissory notes	619,225	674,474
Tenant improvement secured loans	100,000	100,000
Unsecured promissory notes	1,350,000	300,000
	2,135,253	1,074,474
Less unamortized discount	(98,100)	(102,487)
Less current portion (net of unamortized discounts)	(1,811,407)	(716,531)
	$225,746	$255,456

Financed Insurance Premiums

In January 2014, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice, property and casualty, and employment liability insurance over a period of nine months. The note, in the principal amount of $99,265, bears interest at approximately 6.25% per annum, and is repayable in one installment of $8,674 and eight installments of $11,642. The note matures in September 2014. The balance outstanding on the note was $34,564 and $0 at June 30, 2014 and December 31, 2013, respectively.

In March 2014, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance over a period of nine months. The note, in the principal amount of $46,750, bears interest at approximately 7.68% per annum, and is repayable in nine monthly installments of $5,362. The note matures in December 2014. The balance outstanding on the note was $31,464 and $0 at June 30, 2014 and December 31, 2013, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California. The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly payments of $1,241. The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $21,308 and $27,994 at June 30, 2014 and December 31, 2013, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California. The note, in the principal amount of $118,495, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $3,700. The note matured in January 2014 and was secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $0 and $43,020 at June 30, 2014 and December 31, 2013, respectively. This note was paid off in April 2014.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Dallas, Texas clinic and its call center in Irvine, California. The note, in the principal amount of $17,515, bore interest at approximately 7% per annum, and was repayable in 36 monthly payments of $539. The note matured in June 2014 and has been paid in full. The balance outstanding on the note was $0 and $3,171 at June 30, 2014 and December 31, 2013, respectively.

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas. The note, in the principal amount of $118,495, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $3,700. The note was set to mature in June 2014 and was paid off in April 2014. The balance outstanding on the note was $0 and $49,390 at June 30, 2014 and December 31, 2013, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona. The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly payments of $1,148. The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $12,271 and $18,697 at June 30, 2014 and December 31, 2013, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas. The note, in the principal amount of $59,920, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $2,683. The note matured in June 2014 and has been paid in full. The balance outstanding on the note was $0 and $15,773 at June 30, 2014 and December 31, 2013, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Phoenix, Arizona. The note, in the principal amount of $67,996, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,044. The note matures in November 2014 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $14,959 and $32,345 at June 30, 2014 and December 31, 2013, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance telephone equipment for its Sugar Land, Texas clinic (which was subsequently moved to Frisco, Texas) and clinics planned for Fort Worth, Texas and Atlanta, Georgia. The note, in the principal amount of $34,563 bears interest at approximately 9% per annum, and is repayable in 36 monthly payments of $1,037. The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $20,162 and $22,538 at June 30, 2014 and December 31, 2013, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance computer equipment for its Sugar Land, Texas clinic which was subsequently moved to Frisco, Texas (a suburb of Dallas) and clinics planned for Fort Worth, Texas and Atlanta, Georgia. The note, in the principal amount of $37,524, bears interest at approximately 11% per annum, and is repayable in 36 monthly payments of $1,199. The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $22,829 and $28,590 at June 30, 2014 and December 31, 2013, respectively.

In March 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the Sugar Land, Texas clinic (which was subsequently moved to Frisco, Texas). The note, in the principal amount of $75,920, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $3,399. The note matures in March 2015 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $29,641 and $48,485 at June 30, 2014 and December 31, 2013, respectively.

In October 2013, DRTHC II, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of lasers for the Atlanta, Georgia clinic. The note, in the principal amount of $114,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $5,104. The note matures in November 2015 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $82,377 and $109,561 at June 30, 2014 and December 31, 2013, respectively.

In October 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a hair removal device for the Houston, Texas clinic. The note, in the principal amount of $28,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $1,254. The note matures in November 2015 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $20,233 and $26,910 at June 30, 2014 and December 31, 2013, respectively.

In December 2013, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of three laser devices for its clinics in Southern California. The note, in the principal amount of $248,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $11,104. The note matures in December 2015 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $189,207 and $248,000 at June 30, 2014 and December 31, 2013, respectively.

In May 2014, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance computer equipment for its Fort Worth, Texas clinic. The note, in the principal amount of $4,625, bears interest at approximately 13.8% per annum, and is repayable in 36 monthly installments of $157. The note matures in April 2017 and is secured by a first priority purchase money security interest in the equipment. The balance outstanding on the note was $4,415 and $0 at June 30, 2014 and December 31, 2013, respectively.

In June 2014, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a hair removal devices for the San Fernando Valley and Inland Empire, California clinics. The note, in the principal amount of $210,000, bears interest at approximately 7% per annum, and is repayable in 24 monthly installments of $9,402. The note matures in May 2016 and is secured by a first priority purchase money security interest in the equipment.

All of the equipment promissory notes require the Company to maintain and insure the equipment secured by the note and pay personal property taxes thereon. The balance outstanding on the note was $201,823 and $0 at June 30, 2014 and December 31, 2013, respectively.

Tenant Improvement Secured Loan

In February 2013, the Company issued $200,000 in notes, secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics. The notes bear interest at 15% and were initially due on August 15, 2013. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 218,750 shares of the Company’s common stock at an exercise price of $.60 per share. The fair values of the warrants at the time of issuance, determined by management to be $49,454 in the aggregate, were recorded as a debt discount and were amortized to interest expense over the initial term of the notes. The Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model using the following assumptions: value of common share of $.49, strike price $.60, expected life of five years; risk free interest rate of .08%; volatility of 72% and expected dividend yield of zero.

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

In December 2013, the Company repaid $100,000 principal amount of its tenant improvement secured loans together with interest due thereon of approximately $15,238 to three note holders, one of whom is an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of $100,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 115,240 shares of the Company’s common stock at an exercise price of $.60 per share. The fair value of the warrants at the time of issuance, determined by management to be $27,700 in the aggregate, was recorded as additional debt discount and amortized to interest expense over the term of the extension. On April 1, 2014, the Company entered into further extension agreements with respect to the loans. In exchange for an extension of the due date of the notes through September 30, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 239,353 shares of the Company’s common stock at an exercise price of $.60 per share. The fair value of the warrants at the time of issuance, determined by management to be $53,200 in the aggregate, was recorded as additional debt discount and will be amortized to interest expense over the term of the extension. The outstanding balance of the tenant improvement secured loans was $100,000 at June 30, 2014 and December 31, 2013.

Amortization of the debt discount related to the tenant improvement secured loan was $54,316 for the six months ended June 30, 2014 and $101,954 for the year ended December 31, 2013.

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

In December 2013, the Company repaid $20,000 principal amount of its unsecured promissory notes together with interest due thereon of approximately $1,159 to one note holder, an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of unsecured promissory notes of $300,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 310,893 shares of the Company’s common stock at an exercise price of $.60 per share. The fair value of the warrants at the time of issuance, determined by management to be $74,771 in the aggregate, was recorded as additional debt discount and was amortized to interest expense over the term of the extension. In exchange for a further extension of the due date of the notes through September 30, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 643,973 shares of the Company’s common stock at an exercise price of $.60 per share. The fair value of the warrants at the time of issuance, determined by management to be $143,000 in the aggregate, was recorded as additional debt discount and will be amortized to interest expense over the term of the extension. Amortization of the debt discount related to the 2013 unsecured promissory notes and their extensions was $146,271 for the six months ended June 30, 2014 and $60,800 for the year ended December 31, 2013.

In February, March, and April, 2014 the Company issued $950,000 of short-term unsecured promissory notes. The short-term unsecured promissory notes were issued to Board members and their affiliates, and certain parties who are already lenders or investors in the Company. The purpose of the offering was to provide immediate funds to support the opening of new clinics in Frisco and Ft. Worth, Texas and additional marketing while the Company works to complete a convertible debt offering. The notes matured on April 30, 2014, and bear interest at 15% per annum, and are planned to be repaid from the proceeds of a $2 million convertible debt offering. As additional consideration for the lenders, the Company will issue equity to the lenders depending upon the date of repayment of the loan. Initially, the lenders will receive one fully vested warrant to purchase common stock at an exercise price of $.65. If the short-term unsecured promissory notes are repaid on or after May 31, 2014, in lieu of a warrant the investors will receive 0.5 shares of common stock. In the event that the short-term unsecured promissory note remains unpaid after July 31, 2014, the number of shares of common stock that the lender will receive increases as follows: if paid on or after July 31, 2014 one share, if paid on or after September 30, 2014 two shares, and if paid on or after December 31, 2014 four shares. In addition, each lender is entitled to a repayment premium as a percentage of the unpaid balance as follows: if the loan is repaid between April 30, 2014 and May 31, 2014, 10%; if the loan is repaid between June 1, 2014 and July 31, 2014, 25%; if the loan is repaid between August 1, 2014 and September 30, 2014, 50%; and 100% if the loan is repaid thereafter. In June 2014, the Company issued an additional $100,000 of the short-term unsecured promissory notes under similar terms, with the maturity and other target dates adjusted to reflect the later date of issuance. The short-term unsecured promissory notes remain unpaid as of the date hereof.

The following table sets forth the future maturities of the Company’s outstanding notes payable, net of unamortized discount:

Year ended December 31,	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$1,624,487	$716,531
2015	357,753	250,016
2016	54,301	5,440
2017	612	-
Total	$2,037,153	$971,987

NOTE 6.          CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following:

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Secured senior subordinated convertible promissory notes	$892,500	$892,500
Senior subordinated convertible promissory notes	685,000	585,000
	1,577,500	1,477,500
Less unamortized discount	(286,498)	(201,125)
Less current portion (net of unamortized discounts)	(966,742)	(947,987)
	$324,260	$328,388

Secured Senior Subordinated Convertible Promissory Notes

Between May 2012 and January 2013, the Company issued $892,500 of secured senior subordinated convertible promissory notes, respectively to two members of the Company’s Board of Directors, their associates or associated entities, and others. The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions. The notes bear interest at 12% per annum, which interest is payable quarterly, and are due at maturity. The notes matured in May 2014 or mature December 2015 (with respect to the $300,000 of notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013). The balance outstanding on the notes was $892,500 at June 30, 2014 and December 31, 2013. As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 1,115,625 shares of the Company’s common stock at an exercise price of $.75 per share. The fair values of the warrants at the time of issuance, determined by management to be $217,225 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. The notes also contained a beneficial conversion feature determined by management to be $45,066 in the aggregate which was recorded as a debt discount which will be amortized to interest expense over the term of the notes. In May 2014, the Company entered into agreements with holders of $492,500 of the notes to extend the term to December 31, 2014. The Company issued the extending holders five year fully vested warrants to purchase 985,000 shares of common stock at a purchase price of $.60 per share. The fair value of the warrants at the time of issuance, determined by management to be $217,500 in the aggregate, was recorded as a debt discount and will be amortized to interest expense over the term of the extension. Amortization of the debt discount was $83,010 for the six months ended June 30, 2014 and $129,282 for the year ended December 31, 2013.

Senior Subordinated Convertible Promissory Notes

Between May 2013 and July 2013, the Company issued $485,000 of senior subordinated convertible promissory notes to two members of the Company’s Board of Directors, two 5% shareholders, and others. The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions. The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, are payable upon conversion or at maturity. The notes mature November 1, 2014 and are unsecured. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 746,157 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $485,000 at June 30, 2014 and December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be $92,283 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. Amortization of the debt discount was $54,163 for the six month ended June 30, 2014 and $875 for the year ended December 31, 2013.

Between September 2013 and January 2014, the Company issued $125,000 of senior subordinated convertible promissory notes to investors. The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions. The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity. The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 192,308 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $125,000 at June 30, 2014 and $100,000 at December 31, 2013, respectively. The fair values of the warrants at the time of issuance, determined by management to be approximately $22,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. Amortization of the debt discount was $8,204 for the six months ended June 30, 2014 and $1,721 for the year ended December 31, 2013.

In June 2014, the Company issued $75,000 of senior subordinated convertible promissory notes. The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions. The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity. The notes mature in November 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 115,386 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $75,000 at June 30, 2014 and $0 at December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be approximately $9,600 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes. Amortization of the debt discount was $360 for the six months ended June 30, 2014 and $0 for the year ended December 31, 2013.

The following table sets forth the future maturities of the Company’s convertible promissory notes net of unamortized discount:

Year ended December 31,	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$966,742	$947,987
2015	324,260	328,388
Total	$1,291,002	$1,276,375

NOTE 7.          CAPITAL LEASE OBLIGATIONS (RELATED PARTY)

Capital lease obligations (related party) consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018.	$48,897	$53,916

Total minimum lease payments	48,897	53,916
Less current maturities	(10,792)	(10,286)
Long-term portion	$38,105	$43,630

The future minimum capital lease payments are as follows:

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$7,521	$15,041
2015	15,041	15,041
2016	15,041	15,041
2017	15,041	15,041
2018	6,267	6,267
Total minimum lease payments	58,911	66,431
Less amount representing interest	(10,014)	(12,515)
Present value of minimum lease payments	48,897	53,916
Less current maturities	(10,792)	(10,286)
Long-term portion	$38,105	$43,630

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

Medical Director Agreement

Effective January 1, 2010, the Company entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O. The initial term of the agreement is for five years, to be followed by automatic renewal terms of five years each. The agreement provides for an annual payment of $250,000 to William Kirby, D.O. for these services. The Company’s unpaid current obligation under the Medical Director Agreement was $20,833 and $20,833 at June 30, 2014 and December 31, 2013, respectively. The unpaid amounts are included in related party payables in the accompanying consolidated balance sheets.

Lease Guarantees

The IPL device currently used in one of the Company’s clinics is owned by William Kirby, D.O., Inc. pursuant to a financing agreement with a third party financing source. In addition, under the Management Services Agreement, the Company has the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price of the amount outstanding, if any, under the applicable financing agreement. The Company has accounted for this as a capital lease based on the agreement terms.

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

In June 2014, the Company issued 475,000 shares of common stock to the holders of the Company’s short-term unsecured promissory notes.

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

In February 2014, the Company granted 54,545 incentive stock options to an executive officer as part of his compensation package vesting over twelve months with an exercise price of $.55. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock option approximated $13,200 on its issuance date. Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.55; expected life of five years; risk-free interest rate of 1.57%; volatility of 61%; and expected dividend yield of zero.

The Company recognized compensation expense of approximately $51,000 in the six months ended June 30, 2014 and $136,000 for the year ended December 31, 2013 related to the options and grants, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2013 (audited)	1,540,402	$.45	$.44
Granted (unaudited)	54,545	.55	.49
Exercised (unaudited)	-	-	-
Forfeited or Expired (unaudited)	-	-	-
Outstanding at June 30, 2014 (unaudited)	1,594,947	$.45	$.44

Exercisable at June 30, 2014 (unaudited)	1,120,808	$.44	$.43
Vested and expected to vest at June 30, 2014 (unaudited)	1,594,947	$.45	$.44

The aggregate intrinsic value of options exercised during the three months ended June 30, 2014 was $0. The aggregate intrinsic value of options outstanding at June 30, 2014 was approximately $86,000.

Warrants

The Company issued a number of warrants in 2013 and 2014 related to various transactions. In each case, the Company estimated the fair value of the warrants issued based upon the application of the Black-Scholes option pricing model. During 2013, the Company used the following assumptions: value of common share of $.49, expected life of three or five years depending on the term of the warrant; risk free interest rate of between .58% and 1.73%; volatility of 63-72% and expected dividend yield of zero. During 2014, the Company used the following assumptions: value of common share of $.49, expected life of three or five years depending on the term of the warrant; risk free interest rate of between .86% and 1.73%; volatility between 46% and 61% and expected dividend yield of zero. Unless indicated otherwise, the Company has analyzed these warrants and determined them to be equity instruments. Accordingly, the estimated fair value of the warrants was recognized as “additional paid-in capital” on the accompanying consolidated balance sheets.

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

In connection with the issuance of senior subordinated convertible notes in a private placement from September 2013 to January 2014, the Company issued fully vested three-year warrants to purchase 153,846 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors. In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of approximately $25,800 and the convertible notes issued in the offering. The Company has analyzed these warrants and determined them to be debt instruments. Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $21,700 at June 30, 2014.

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

In December 2013 the Company issued fully vested three-year warrants to purchase 39,000 shares of the Company’s common stock at a purchase price of $.78 per share in exchange for services related to the Company’s new revolving loan facility. The Company has analyzed these warrants and determined them to be debt instruments. Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets and the expense will be amortized over the term of the revolving loan and included in interest expense. The Company determined the fair value of the warrant liability to be $4,300 at issuance and $4,900 at June 30, 2014.

In December 2013, the Company exchanged 186,537 warrants that had been issued in connection with the issuance of the senior subordinated convertible notes in a private placement from May to July 2013 with new warrants. The number of shares of common stock that can be purchased by the warrant holder was increased to 746,157 and the term of the warrant was decreased from five to three years. In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $91,400 and the convertible notes issued in the offering. The Company has analyzed these warrants and determined them to be debt instruments. Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $45,700 and $91,400 at June 30, 2014 and December 31, 2013, respectively.

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

In connection with the issuance of senior subordinated convertible notes in a private placement in June 2014, the Company issued fully vested three-year warrants to purchase 115,386 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors. In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of approximately $9,600 and the convertible notes issued in the offering. The Company has analyzed these warrants and determined them to be debt instruments. Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $9,200 at June 30, 2014.

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013 (audited)	6,508,415	$.62	3.8
Granted (unaudited)	2,049,447	.61	4.7
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(225,000)	1.00	-
Exercisable at June 30, 2014 (unaudited)	8,332,862	$.65	3.6

Warrants Outstanding and Exercisable
Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
128,840	$.37	2015	$.37
915,651	.59-.78	2016	.77
3,103,481	.49-.78	2017	.63
2,289,291	.60-1.00	2018	.68
1,895,599	.60-.65	2019	.60
8,332,862	$.37-1.00		$.65

NOTE 10.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases all of its clinics from unrelated third parties, which expire through 2020. Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows at June 30, 2014:

2014 (six months)	$322,249
2015	665,921
2016	633,907
2017	519,054
2018	213,386
Thereafter	148,873
$2,503,390

Rent expense relating to related party leases for the three months ended June 30, 2014 and 2013 approximated $0 and $11,000, respectively. Rent expense for the six months ended June 30, 2014 and 2013 approximated $11,000 and $57,000, respectively. Rent expense related to third party leases for the three months ended June 30, 2014 and 2013 approximated $154,000 and $213,000, respectively. Rent expense related to third party leases for the six months ended June 30, 2014 and 2013 approximated $309,000 and $327,000, respectively.

NOTE 11.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these consolidated financial statements have been issued.

In July 2014, the Company issued additional short-term unsecured promissory notes in the amount of $50,000.

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

Results of Operations. This section provides an analysis of the Company’s results of operations for the three and six month periods ended June 30, 2014 and 2013.

Liquidity and Capital Resources. This section provides an analysis of the Company’s cash flows for the six months ended June 30, 2014 and 2013, as well as a discussion of the Company’s outstanding commitments as of June 30, 2014. Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment. The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law. We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician. This arrangement is structured to comply with a California state limitation on the corporate practice of medicine. In addition, we own and operate six clinics, in Dallas, Ft. Worth and Houston Texas, in Atlanta, Georgia and in Phoenix, Arizona. We opened a Sugar Land, Texas clinic in March 2013 (which was closed in February 2014) and the Atlanta location opened in October 2013. We opened a location in Frisco, Texas (a suburb of Dallas) in March 2014 and a location in Ft. Worth, Texas in May 2014. As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics. Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms “our clinics” and “our facilities” refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

We have supported the provision of over 250,000 procedures to more than 29,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004. We opened two clinics in 2011, two in 2012, two in 2013, and one each in the first and second quarter of 2014.

Our primary source of revenues through June 30, 2014, consisted of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics. Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services, all of which are located in southern California. The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law. As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics. Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc. Dr. William Kirby, a member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012. Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 5% of cash collections for the three months ended June 30, 2014. Advertising costs provided under the management services agreement were approximately 14% of our management service revenue in the three months ended June 30, 2014.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business. Fee for service receipts of William Kirby D.O., Inc., less refunds, decreased by approximately $107,000 for the three months ended June 30, 2014 when compared to the prior year. Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. also decreased by approximately $76,000. Dr. Kirby’s staff compensation expense also decreased for the three months ended June 30, 2014 when compared to the prior year as a result of the decreased activity. As a result, William Kirby, D.O., Inc. experienced a cash basis profit in the second quarter of 2014. In the event that William Kirby, D.O. Inc. incurs losses, it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results. The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied. As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

                Funds from operations from our Dallas, Ft. Worth, Houston, Phoenix, and Atlanta clinics serve as an additional source of revenue. In connection with our Dallas, Ft. Worth, Houston, Atlanta and Phoenix clinics, we entered into consulting physician agreements with licensed physicians, pursuant to which those physicians, or other physicians engaged by those physicians provide to our clinics (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

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

The majority of patients, approximately 90%, pay for services using a debit or credit card or outside financing agencies whose services both we and our contracting physician offer. Historically, the outside financing agencies we and our contracting physician use offer non-recourse programs. If the agency is unable to collect from the patient, it bears the cost thereof except in infrequent cases where there is a chargeback. In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician. Both we and our contracting physician offer a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances. Refunds were less than 1% of our contracting physician’s gross revenue in the three months ended June 30, 2014. Refunds and chargebacks result in a reduction of our management fee. Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Gift certificate sales represented less than 1% of William Kirby, D.O., Inc.’s gross revenue in the three months ended June 30, 2014. The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee. We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics have not been significant to date.

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

We opened a location in Sugar Land, Texas in March 2013 (which was closed in February 2014 after showing disappointing results), a location in Atlanta in October 2013, a location in Frisco, Texas in March 2014, and a location in Ft. Worth, Texas in May 2014, and may open additional clinics in Texas, Georgia, Florida, Arizona, and other states later in 2014 and 2015 assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets. To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan. To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and the Three Months Ended June 30, 2013

    The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended June 30,
	2014	2013

Revenues	100%	100%
Clinic operating expenses	84%	82%
General and administrative expenses	58%	62%
Marketing and advertising	22%	32%
Depreciation and amortization	13%	9%
Loss from operations	(77)%	(85)%
Interest expense and other	(70)%	(11)%
Net loss	(147)%	(96)%

Revenues. Revenues increased by approximately $54,000, or 5%, to approximately $1,122,000 for the three months ended June 30, 2014 compared to approximately $1,068,000 for the three months ended June 30, 2013. Encounters increased from approximately 11,483 to 12,378 or 8%. Two new clinics opened in 2014 accounted for 341 encounters and revenue of approximately $36,000. One clinic opened in 2013 accounted for an increase of approximately 511 encounters and $50,000 of the increase in revenue. Revenue from two clinics opened in 2012 accounted for an increase of approximately 481 encounters and $60,000 of the increase in revenue. Encounters at mature clinics (those opened prior to 2012) decreased by approximately 230 and revenue from these clinics decreased by approximately $92,000. The decrease in encounters at the mature clinics was primarily related to a decline in patients receiving hair removal services. Encounter volume and revenue were negatively impacted by a decrease in marketing activity.

We measure the average fee paid by our customers per encounter as a key indicator of management performance. Since the majority of our customers purchase a package of treatments, the average fee per encounter is much higher in the first several months following a clinic opening and then declines as packages are redeemed. Average fee per encounter decrease from approximately $147 in the three months ended June 30, 2013 to $130 in the three months ended June 30, 2014. Fee per encounter in our mature clinics decreased approximately 15% when compared to the prior year. Fee per encounter at clinics opened in 2013 and 2012 decreased approximately 1% and 29%, respectively, in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013, reflecting the growth in encounters from package redemptions. Fee per encounter for clinics opened in 2014 averaged approximately $370.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies. We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels. Clinic operating expenses increased by 8% in the aggregate and increased 2% as a percentage of revenues to approximately $945,000 for the three months ended June 30, 2014 versus approximately $874,000 for the three months ended June 30, 2013. New clinics accounted for an increase of approximately $185,000, offset by a decrease of approximately $114,000 related to a closed clinic.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising. During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach. We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $245,000 for the three months ended June 30, 2014, compared to approximately $340,000 for the three months ended June 30, 2013, a decrease of approximately $95,000. The decrease was a result of our financial limitations as we did not have cash available to support marketing at an equivalent level.

General and Administrative Expenses. General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management. Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors. General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions. General and administrative expenses decreased by approximately $11,000 to approximately $651,000 for the three months ended June 30, 2014 when compared to $662,000 in the prior year. An increase of approximately $37,000 in travel expense was offset by a decrease in financial advisory and professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, medical equipment, and the furniture, computers, telephone systems and other equipment used in our operations. Depreciation and amortization expenses increased by 47% in the aggregate to approximately $141,000 for the three months ended June 30, 2014 versus approximately $96,000 for the three months ended June 30, 2013. The depreciation and amortization related to the opening of two new clinics in 2014, a full year of operation for two clinics opened in 2013, and the replacement of three laser devices in our California locations in December 2013 were the principal factors in the increase.

Interest Expense. Interest expense for the three months ended June 30, 2014 was approximately $859,000, an increase of approximately $743,000 when compared to interest expense of $116,000 for the three months ended June 30, 2013. The increase in interest expense is principally a result of the issuance of approximately $685,000 in convertible notes, $1,350,000 in non-convertible debt, borrowing of $1,300,000 under a revolving line of credit during the prior year and the financing of new laser devices for a new clinics together with amortization of debt discount related to warrants issued with or upon extension of convertible notes and non-convertible debt. Amortization of debt discount to interest, a non-cash charge, was approximately $363,000 in the three months ended June 30, 2014 compared to $61,000 in the three months ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2014 and the Six Months Ended June 30, 2013

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Six Months Ended June 30,
	2014	2013

Revenues	100%	100%
Clinic operating expenses	90%	85%
General and administrative expenses	64%	84%
Marketing and advertising	18%	26%
Depreciation and amortization	12%	9%
Loss from operations	(83)%	(105)%
Interest expense and other	(58)%	(10)%
Net loss	(141)%	(115)%

Revenues. Revenues increased by approximately $218,000, or 11%, to approximately $2,196,000 for the six months ended June 30, 2014 compared to approximately $1,978,000 for the six months ended June 30, 2013. Encounters increased from approximately 22,922 to 23,726 or 4%. Two new clinics opened in 2014 accounted for 399 encounters and revenue of approximately $41,000. Two clinics opened in 2013 accounted for an increase of approximately 786 encounters and $102,000 of the increase in revenue. Revenue from two clinics opened in 2012 accounted for an increase of approximately 1,093 encounters and $147,000 of the increase in revenue. Encounters at mature clinics (those opened prior to 2012) decreased by approximately 1,348, and accounted for a decrease in revenue of approximately $72,000. The decrease in encounters at the mature clinics was primarily related to a decline in patients receiving hair removal services. Encounter volume and revenue were negatively impacted by a decrease in marketing activity.

We measure the average fee paid by our customers per encounter as a key indicator of management performance. Since the majority of our customers purchase a package of treatments, the average fee per encounter is much higher in the first several months following a clinic opening and then declines as packages are redeemed. Average fee per encounter was approximately $137 in the six months ended June 30, 2014 and in the six months ended June 30, 2013. Fee per encounter in our mature clinics decreased approximately 3% when compared to the prior year. Fee per encounter at clinics opened in 2013 increased approximately 17% while fee per encounter for clinics opened in 2012 decreased approximately 31% in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, reflecting the growth in encounters from package redemptions for clinics opened in 2012. Fee per encounter for clinics opened in 2014 averaged approximately $397.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies. We expect these expenses to increase as a percentage of revenue during periods when new clinics open as we expect revenue in the new clinics to build over time to mature levels. Clinic operating expenses increased by 17% in the aggregate and increased 5% as a percentage of revenues to approximately $1,967,000 for the six months ended June 30, 2014 versus approximately $1,684,000 for the six months ended June 30, 2013. Of this increase of approximately $283,000, approximately $255,000 was related to two new clinics opened in 2014 and approximately $201,000 reflects a full year of operation for one clinic opened in 2013 offset by a decrease in operating expenses in clinics open prior to 2013 of approximately $210,000. Clinic expenses include approximately $103,000 in costs related to the closure of a clinic in Sugar Land, TX, including asset impairment charges of $41,000.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising. During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach. We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources. We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $385,000 for the six months ended June 30, 2014, compared to approximately $520,000 for the six months ended June 30, 2013, a decrease of approximately $135,000. The decrease was a result of our financial limitations as we did not have cash available to support marketing at an equivalent level.

General and Administrative Expenses. General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management. Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors. General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions. General and administrative expenses decreased by approximately $271,000 to approximately $1,397,000 for the six months ended June 30, 2014 when compared to $1,668,000 in the prior year. This decrease was substantially the result of two factors. Non-cash stock compensation expense decreased by approximately $172,000 reflecting a lower level of grant activity under our long-term incentive plan in 2014. During the six months ended June 30, 2013, our independent directors were awarded stock and option grants totaling approximately $132,000. In addition, during the six months ended June 30, 2013, we incurred approximately $100,000 in expense for brand development services which expense was not incurred in 2014.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, medical equipment, and the furniture, computers, telephone systems and other equipment used in our operations. Depreciation and amortization expenses increased by 49% in the aggregate to approximately $274,000 for the six months ended June 30, 2014 versus approximately $184,000 for the six months ended June 30, 2013. The depreciation and amortization related to the opening of two new clinics in 2014, a full year of operation for a clinic opened in 2013, and the replacement of laser devices in our California locations in December 2013 were the principal factors in the increase.

Interest Expense. Interest expense for the six months ended June 30, 2014 was approximately $1,348,000, an increase of approximately $1,150,000 when compared to interest expense of $198,000 for the six months ended June 30, 2013. The increase in interest expense is principally a result of the issuance of approximately $235,000 in convertible notes, $1,350,000 in non-convertible debt, borrowing of $1,300,000 under a revolving line of credit during the prior year, and the financing of new laser devices for a new clinics together with amortization of debt discount related to warrants issued with or upon extension of convertible notes and non-convertible debt. Amortization of debt discount to interest, a non-cash charge, was approximately $599,000 in the six months ended June 30, 2014 compared to $77,000 in the six months ended June 30, 2013.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $169,000 at June 30, 2014 as compared to December 31, 2013, principally due to cash used in operations of $546,000 and acquisition of property and equipment of $299,000, offset by cash received from the issuance of debt in private placements of $1,150,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital. The six months ended June 30, 2014 and 2013 reflected net cash used in operating activities of approximately $546,000 and $759,000, respectively. While our clinics (both managed and owned) were able to generate aggregate positive cash flow from operations during the six months ended June 30, 2014 and 2013, they were unable to generate enough positive cash flow to cover our overhead expenses.

Net cash used in investing activities for the six months ended June 30, 2014 and 2013, respectively was $299,000 and $265,000, reflecting purchases of property and equipment. Our purchases of property and equipment in the first six months of 2014 are principally related to the clinic we opened in March 2014 in Frisco, Texas, the clinic we opened in Ft. Worth, Texas in May 2014, and equipment replacements in our Southern California locations. Our purchases in the six months ended June 30, 2013 were principally related to the development of our clinics in Sugar Land, Texas and Atlanta, Georgia.

Net cash from financing activities for the six months ended June 30, 2014 and 2013, respectively was $676,000 and $922,000. During the six months ended June 30, 2014, we received cash from the issuance of debt in private placements of $1,150,000. During the six months ended June 30, 2013 we received cash from the issuance of debt in private placements of $950,000 and from the sale of common stock of approximately $125,000.

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

Going Concern Issues

At June 30, 2014, the Company has accumulated losses approximating $14,805,000, current liabilities that exceeded its current assets by approximately $7,985,000, shareholders’ deficit of approximately $6,412,000, and has not yet produced operating income or positive cash flows from operations. In the six months ended June 30, 2014, the Company had a net loss on operations of approximately $1,826,000 and the Company has not yet produced positive cash flow from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the three months ended June 30, 2014. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness. The securities are deemed restricted securities for purposes of the Securities Act.

In April 2014, the Company issued fully vested five-year warrants to purchase an aggregate of 239,353 shares of the Company’s common stock at an exercise price of $.60 per share to holders of its secured tenant improvement notes in exchange for their agreement to extend the maturity date of the notes to September 30, 2014.

In April 2014, the Company issued fully vested five-year warrants to purchase an aggregate of 643,973 shares of the Company’s common stock at an exercise price of $.60 per share to holders of its unsecured bridge notes in exchange for their agreement to extend the maturity date of the notes to December 31, 2014.

In May 2014, the Company issued fully vested five-year warrants to purchase an aggregate of 985,000 shares of the Company’s common stock at an exercise price of $.60 per share to holders of its secured senior subordinated convertible promissory notes in exchange for their agreement to extend the maturity date of the notes to December 31, 2014.

In June 2014, the Company issued 475,000 shares of common stock to the holders of the Company’s short-term unsecured promissory notes.

In June 2014, the Company issued $75,000 of senior subordinated convertible promissory notes. The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions. The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity. The notes mature in November 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 115,386 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share.

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
101*
The following materials from Dr. Tattoff, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (b) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013, (c) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013, and (d) Notes to such Consolidated Financial Statements.

*filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date: August 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	August 14, 2014
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	August 14, 2014
Mark A. Edwards

