Form 10-K/A
period 2013-12-31
DR. TATTOFF, INC.
filed 2014-11-14
CIK 1294157

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 31, 2014 for the sole purpose of adding missing required language to our Section 302 certifications. No other changes have been made to the Form 10-K. The amendment speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K except as described above. Accordingly, this Form 10-K/A should be read in conjunction with our other filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments.

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

Date: November 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	November 14, 2014
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	November 14, 2014
Mark A. Edwards

DIRECTORS

/s/ Eugene Bauer	Chairman of the Board	November 14, 2014
Eugene Bauer

/s/ Gene Burleson	Director	November 14, 2014
Gene Burleson

/s/ Joel Kanter	Director	November 14, 2014
Joel Kanter

/s/ William Kirby	Director	November 14, 2014
William Kirby

/s/ John P. Keefe	Director	November 14, 2014
John P. Keefe