Form 10-Q/A
period 2014-03-31
DR. TATTOFF, INC.
filed 2014-11-14
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with Securities and Exchange Commission on May 15, 2014 for the purpose of adding missing required language to our Section 302 certifications and correcting a typographical error in our business address. No other changes have been made to the Form 10-Q. The amendment speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q except as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments.

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

