Form 10-Q
period 2014-09-30
DR. TATTOFF, INC.
filed 2014-11-19
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
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

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of November1, 2014 was 21,338,730.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

September 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DR. TATTOFF, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,715	$197,523
Prepaid expenses and other current assets	80,709	397,115
Total current assets	100,424	594,638

Property and equipment, net	2,086,511	2,050,287
Other assets	158,673	251,270
Total assets	$2,345,608	$2,896,195

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$1,012,027	$1,100,954
Accounts payable	999,262	869,313
Related party payables	275,452	23,622
Accrued expenses and other liabilities	532,740	496,053
Accrued compensation	610,490	543,251
Accrued interest	1,675,815	91,545
Warrant liabilities	60,746	116,690
Deferred revenue	1,568,622	1,113,883
Notes payable, current portion (net of unamortized discount)	1,966,298	716,531
Convertible promissory notes, current portion (net of unamortized discount)	1,091,140	947,987
Capital lease obligations, current portion (related party)	11,054	10,286
Total current liabilities	9,803,646	6,030,115

LONG-TERM LIABILITIES
Notes payable, net of current portion and unamortized discount	360,913	255,456
Convertible promissory notes, net of current portion and unamortized discount	333,097	328,388
Capital lease obligations, net of current portion (related party)	35,241	43,630
Deferred rent	232,557	251,597
Total liabilities	10,765,454	6,909,186

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at September 30, 2014 and December 31, 2013		-
Common stock, $.0001 par value, 75,000,000 authorized, 20,298,730 and 19,308,230 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,030	1,931
Additional paid-in capital	8,660,623	7,692,978
Accumulated deficit	(17,082,499)	(11,707,900)

Total shareholders’ deficit	(8,419,846)	(4,012,991)

Total liabilities and shareholders’ deficit	$2,345,608	$2,896,195

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Revenues from related party	$750,575	$622,377	$2,151,737	$2,086,519
Owned clinic revenues	444,478	304,356	1,239,585	818,079
	1,195,053	926,733	3,391,322	2,904,598
Operating costs and expenses
Clinic operating expenses	906,490	791,823	2,873,131	2,475,646
General and administrative expenses	494,639	636,688	1,891,368	2,304,311
Marketing and advertising	108,765	136,818	494,225	656,854
Depreciation and amortization	129,203	101,648	403,134	285,450

Loss from operations	(444,044)	(740,244)	(2,270,536)	(2,817,663)

Interest expense	1,843,091	144,354	3,191,502	342,374

Other income (expense)	9,357	(1,908)	91,574	(4,608)

Loss from operations before provision for income taxes	(2,277,778)	(886,506)	(5,370,464)	(3,164,645)

Provision for income taxes	-	-	4,135	800

Net loss	$(2,277,778)	$(886,506)	$(5,374,599)	$(3,165,445)

Basic and diluted net loss per share applicable to common stock	$(0.11)	$(0.05)	$(0.27)	$(0.17)

Weighted average common shares outstanding – basic and diluted	20,022,719	19,164,294	19,694,018	18,703,088

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE – December 31, 2013	19,308,230	$1,931	$7,692,978	$(11,707,900)	$(4,012,991)

Fair value of warrants issued on debt extension	-	-	413,701	-	413,701
Common stock issued	1,010,500	101	495,043	-	495,144
Common stock repurchased	(20,000)	(2)	(9,798)	-	(9,800)
Stock compensation expense	-	-	68,699	-	68,699
Net loss	-	-	-	(5,374,599)	(5,374,599)

BALANCE – September 30, 2014 (unaudited)	20,298,730	$2,030	$8,660,623	$(17,082,499)	$(8,419,846)

The accompanying notes are an integral part of these consolidated financial statements.

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,374,599)	$(3,165,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403,134	285,450
Amortization of debt discount to interest	577,660	180,763
Stock compensation expense	68,699	130,250
Services paid for in stock and warrants	495,144	315,084
Change in fair value of warrant liability	(69,556)	4,600
Impairment charge	39,886	-
Loss on sale of equipment	40,313	-
Changes in operating assets and liabilities:
Management fee due from related party	-	87,817
Prepaid expenses and other current assets	462,421	74,587
Other assets	86,484	(28,864)
Accounts payable	129,948	408,957
Accrued expenses and other liabilities	36,744	3,923
Deferred revenue	454,739	558,507
Related party payables	251,830	-
Accrued compensation	67,239	221,482
Accrued interest	1,584,270	52,623
Deferred rent	(19,040)	(54,806)
Net cash used in operating activities	(764,684)	(925,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(386,374)	(364,335)
Proceeds received from sale of property and equipment	87,500	-
Net cash used in investing activities	(298,874)	(364,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(7,621)	(50,030)
Principal payments on notes payable	(407,902)	(240,079)
Proceeds from sale of common stock	-	125,001
Repurchase of common stock	(9,800)	-
Proceeds received from exercise of stock option	-	17,493
Proceeds received from issuance of convertible notes	100,000	835,000
Proceeds received from issuance of short-term notes	1,425,000	320,000
Repayment of short-term notes	(125,000)	-
Proceeds received from revolving line of credit	3,284,619	-
Repayments on revolving line of credit	(3,373,546)	-

Net cash provided by financing activities	885,750	1,007,385

Net decrease in cash and cash equivalents	(177,808)	(282,022)

Cash and cash equivalents – beginning of period	197,523	318,394

Cash and cash equivalents – end of period	$19,715	$36,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$223,663	$97,967
Taxes	$3,813	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$214,625	$145,222
Financing of insurance premiums	$146,015	$131,859
Common stock and warrants issued	$908,845	$334,484

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.  At September 30, 2014, the Company has accumulated losses approximating $17,082,000, current liabilities that exceeded its current assets by approximately $9,703,000, shareholders’ deficit of approximately $8,420,000, and has not yet produced operating income or positive cash flows from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consolidation Policy

The Company has various contractual relationships with William Kirby, D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases, and guarantees.  The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to ASC 810, Consolidation.  The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk.  The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses.  Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives. Therefore, the results of William Kirby, D.O., Inc. are not consolidated into the results of the Company as of September 30, 2014. The Company reassesses the need to consolidate in each reporting period. Dr. Kirby served as a member of our Board of Directors from March 2008 through September 2014, however, none of the terms of Company’s agreements with William Kirby, D.O., Inc, require that he be a member of our Board of Directors.

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Current Liabilities
Related party payables	275,452	23,622
Capital lease obligations, current portion	11,054	10,286
Long-Term Liabilities
Capital lease obligations, net of current portion	35,241	43,630

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

Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” which requires impairment losses to be recorded on long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of the impairment review, assets are reviewed on an asset-by-asset basis.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets on an undiscounted basis exceeds the fair value of the assets.

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices.  While the Company has sustained losses, the clinics where the lasers and IPL devices are located are or are expected to be profitable.  As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic.  There were no impairments of long-lived assets at December 31, 2013. In February 2014, the Company decided to close its Sugar Land, Texas (a suburb of Houston) clinic due to poor financial performance. The Company is working with the landlord to find a subtenant for the location but has been unsuccessful to date; however, it concluded that the capitalized tenant improvements were impaired and recorded an impairment charge of approximately $41,000 related to the closure. The impairment charge is included in clinic operating expenses in the accompanying consolidated statements of operations. The Company moved the laser and other capital assets located there to other clinics. There have been no other impairments in 2014.

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

The Company operates the Dallas, Houston, Atlanta and Phoenix locations directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company.  The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets and amounted to approximately $1,569,000 at September 30, 2014 and $1,114,000 at December 31, 2013.

Patients who purchase a package of tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations.  The Company recognized accrued expense of approximately $121,000 and $77,000 as of September 30, 2014 and December 31, 2013, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was approximately $79,000 and $137,000 for the three months ended September 30, 2014 and 2013, respectively, and $394,000 and $485,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards.  The Company has provided a 100% valuation allowance on such deferred tax asset at September 30, 2014 and December 31, 2013.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10.  As of September 30, 2014, the open tax years of the Company were 2009 to 2013.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.  Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three or nine months ended September 30, 2014 and 2013, respectively, because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Net loss available to common stockholders (numerator)	$(2,277,778)	$(886,506)	$(5,374,599)	$(3,165,445)

Weighted average shares outstanding (denominator)	20,022,719	19,164,294	19,694,018	18,703,088

Basic and diluted EPS	$(0.11)	$(0.05)	$(0.27)	$(0.17)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	September 30,
	2014	2013
Warrants	8,332,862	4,756,739

Common stock options	1,545,078	1,524,474

Convertible promissory notes	2,541,358	2,310,577

	12,419,298	8,591,790

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases.  Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term.  As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur.  Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured.  The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $233,000 and $252,000 at September 30, 2014 and December 31, 2013, respectively.

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

A substantial portion of the Company’s revenues for the three and nine months ended September 30, 2014 and 2013 were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics.  If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician.  Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all.  The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)(“ASU 2014-15”), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the annual period ending after December 15, 2016, with early application permitted. The Company does not expect that this new guidance will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.              PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Equipment	$1,870,106	$1,824,871
Furniture and fixtures	143,893	136,426
Leasehold improvements	1,452,144	1,217,223
	3,466,143	3,178,520
Less accumulated depreciation and amortization	(1,379,632)	(1,128,233)
	$2,086,511	$2,050,287

Depreciation and amortization expense was approximately $129,000 and $102,000 for the three months ended September 30, 2014 and 2013, respectively, and $403,000 and $285,000 for the nine months ended September 30, 2014 and 2013, respectively. The Company disposed of assets of approximately $263,000 (gross) and $128,000 (net) and recognized and impairment charge of approximately $40,000 during the nine months ended September 30, 2014 which is included in clinic operating expenses in the accompanying consolidated statements of operations. Approximately $240,000 (gross) and $127,000 (net) of disposals was in connection with the acquisition of replacement laser devices.

Assets under capital leases (gross) were approximately $159,000 at September 30, 2014 and December 31, 2013.  Amortization expense recorded for the assets under capital leases amounted to approximately $0 and $2,000 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $8,000 for the nine months ended September 30, 2014 and 2013, respectively.  Accumulated amortization of assets under capital leases was approximately $159,000 at September 30, 2014 and December 31, 2013.

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

The credit agreement requires that all receipts of the Company, except receipts received from investors and receipts from landlords for tenant improvement allowances, be deposited in a lockbox account controlled by the lender. Provided the Company is not in default, it can draw from the lockbox an amount equal to all of the funds deposited in the lockbox less fees and expenses due the lender and a mandatory principal repayment equal to 2% of the funds deposited in the lockbox. The Company deposited $130,000 in the lockbox account as a mandatory principal payment at the time that the loan closed. At September 30, 2014, these funds remain in the lockbox and are unavailable to the Company to draw upon. As a result, the Company recorded a $130,000 reduction in the loan balance. At September 30, 2014, the Company had deposits in the lockbox account of approximately $77,000 available for draw under the revolving line of credit. Cash deposited in the lockbox by the Company in excess of fees and expenses due the lender and the mandatory 2% principal payment are recorded as a further reduction in the loan balance.

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

In August 2014, the Company entered into an amendment to the credit agreement (the “First Amendment”) with the lender pursuant to which the Company agreed to redeem the 125,000 shares of stock issued to the lender at a purchase price equal to one dollar per share payable in cash.  The redemption will occur at the rate of 10,000 shares per month, provided, however, any remaining shares must be redeemed in cash on the loan maturity date. In addition, the Company paid the lender $3,000 for legal fees and costs in connection with the First Amendment.  Through September 30, 2014, the Company has redeemed 20,000 shares of common stock and is obligated to repurchase the remaining 105,000 shares on or before the loan maturity date.

So long as the revolving note is outstanding, but only upon the occurrence and during the continuance of an event of default, and subject to certain limitations, the lender may convert all or any portion of the amounts due it into common stock of the Company. Beginning with the first quarter of 2014 the Company is subject to a financial covenant which requires that its sales revenue be not less than 75% of its sales revenue for the corresponding quarter of the prior year. The Company was in compliance with the financial covenant as of September 30, 2014.

NOTE 5.              NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Financed insurance premiums	$15,883	$-
Equipment promissory notes	611,328	674,474
Tenant improvement secured loans	100,000	100,000
Unsecured promissory notes	1,600,000	300,000
	2,327,211	1,074,474
Less unamortized discount	-	(102,487)
Less current portion (net of unamortized discounts)	(1,966,298)	(716,531)
	$360,913	$255,456

Financed Insurance Premiums

In January 2014, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice, property and casualty, and employment liability insurance over a period of nine months.  The note, in the principal amount of $99,265, bears interest at approximately 6.25% per annum, and is repayable in one installment of $8,674 and eight installments of $11,642.  The note matured in September 2014 and is paid in full.

In March 2014, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance over a period of nine months.  The note, in the principal amount of $46,750, bears interest at approximately 7.68% per annum, and is repayable in nine monthly installments of $5,362.  The note matures in December 2014.  The balance outstanding on the note was $15,883 and $0 at September 30, 2014 and December 31, 2013, respectively.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly installments of $1,241.  The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.   The balance outstanding on the note was $17,888 and $27,994 at September 30, 2014 and December 31, 2013, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $3,700.  The note matured in January 2014 and was secured by a first priority purchase money security interest in the equipment.  The note was paid off in April 2014. The balance outstanding on the note was $0 and $43,020 at September 30, 2014 and December 31, 2013, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $539.  The note matured in June 2014 and has been paid in full.  The balance outstanding on the note was $0 and $3,171 at September 30, 2014 and December 31, 2013, respectively.

 In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $3,700.  The note was set to mature in June 2014 and was paid off in April 2014.  The balance outstanding on the note was $0 and $49,390 at September 30, 2014 and December 31, 2013, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly installments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The balance outstanding on the note was $8,988 and $18,697 at September 30, 2014 and December 31, 2013, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas.  The note, in the principal amount of $59,920, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $2,683. The note matured in June 2014 and has been paid in full.   The balance outstanding on the note was $0 and $15,773 at September 30, 2014 and December 31, 2013, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Phoenix, Arizona.  The note, in the principal amount of $67,996, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $3,044. The note was scheduled to mature in November 2014 and is secured by a first priority purchase money security interest in the equipment.  Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $533 per month. The balance outstanding on the note was $14,107 and $32,345 at September 30, 2014 and December 31, 2013, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance telephone equipment for its Sugar Land, Texas clinic (which was subsequently moved to Frisco, Texas) and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $34,563 bears interest at approximately 9% per annum, and is repayable in 36 monthly payments of $1,037.  The note matures in March 2016 and is secured by a first priority purchase money security interest in the equipment.    The balance outstanding on the note was $17,282 and $22,538 at September 30, 2014 and December 31, 2013, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance computer equipment for its Sugar Land, Texas clinic which was subsequently moved to Frisco, Texas (a suburb of Dallas) and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $37,524, bears interest at approximately 11% per annum, and is repayable in 36 monthly installments of $1,199.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.   The balance outstanding on the note was $19,828 and $28,590 at September 30, 2014 and December 31, 2013, respectively.

In March 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the Sugar Land, Texas clinic (which was subsequently moved to Frisco, Texas).  The note, in the principal amount of $75,920, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $3,399.  The note was scheduled to mature in March 2015 and is secured by a first priority purchase money security interest in the equipment.   Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $1,134 per month. The balance outstanding on the note was $29,987 and $48,485 at September 30, 2014 and December 31, 2013, respectively.

In October 2013, DRTHC II, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of lasers for the Atlanta, Georgia clinic.  The note, in the principal amount of $114,000, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $5,104.  The note was scheduled to mature in November 2015 and is secured by a first priority purchase money security interest in the equipment.  Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $3,151 per month. The balance outstanding on the note was $83,338 and $109,561 at September 30, 2014 and December 31, 2013, respectively.

In October 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a hair removal device for the Houston, Texas clinic.  The note, in the principal amount of $28,000, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $1,254.  The note was scheduled to mature in November 2015 and is secured by a first priority purchase money security interest in the equipment. Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $774 per month. The balance outstanding on the note was $20,469 and $26,910 at September 30, 2014 and December 31, 2013, respectively.

In December 2013, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of three laser devices for its clinics in Southern California.  The note, in the principal amount of $248,000, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $11,104.  The note was scheduled to mature in December 2015 and is secured by a first priority purchase money security interest in the equipment.   Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $7,238 per month. The balance outstanding on the note was $191,414 and $248,000 at September 30, 2014 and December 31, 2013, respectively.

In May 2014, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance computer equipment for its Fort Worth, Texas clinic.  The note, in the principal amount of $4,625, bears interest at approximately 13.8% per annum, and is repayable in 36 monthly installments of $157.  The note matures in April 2017 and is secured by a first priority purchase money security interest in the equipment.   The balance outstanding on the note was $4,090 and $0 at September 30, 2014 and December 31, 2013, respectively.

In June 2014, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a hair removal devices for the San Fernando Valley and Inland Empire, California clinics.  The note, in the principal amount of $210,000, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $9,402.  The note was scheduled to mature in May 2016 and is secured by a first priority purchase money security interest in the equipment.   Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $7,702 per month. The balance outstanding on the note was $204,177 and $0 at September 30, 2014 and December 31, 2013, respectively.

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

In December 2013, the Company repaid $100,000 principal amount of its tenant improvement secured loans together with interest due thereon of approximately $15,238 to three note holders, one of whom is an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of $100,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 115,240 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be approximately $27,700 in the aggregate, was recorded as additional debt discount and amortized to interest expense over the term of the extension.  On April 1, 2014, the Company entered into further extension agreements with respect to the loans. In exchange for an extension of the due date of the notes through September 30, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 239,353 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $53,200 in the aggregate, was recorded as additional debt discount and will be amortized to interest expense over the term of the extension. On October 1, 2014, the Company entered into further extension agreements with respect to the loans, extending the due date to December 31, 2014. The note holders agreed to the extension for no additional consideration. The outstanding balance of the tenant improvement secured loans was $100,000 at September 30, 2014 and December 31, 2013.

Amortization of the debt discount related to the tenant improvement secured loan was $80,916 for the nine months ended September 30, 2014 and $101,954 for the year ended December 31, 2013.

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

In December 2013, the Company repaid $20,000 principal amount of its unsecured promissory notes together with interest due thereon of approximately $1,159 to one note holder, an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of unsecured promissory notes of $300,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 310,893 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $74,771 in the aggregate, was recorded as additional debt discount and was amortized to interest expense over the term of the extension.  In exchange for a further extension of the due date of the notes through September 30, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 643,973 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $143,000 in the aggregate, was recorded as additional debt discount and will be amortized to interest expense over the term of the extension.  On October 1, 2014, the Company entered into further extension agreements with respect to the loans, extending the due date to December 31, 2014. The note holders agreed to the extension for no additional consideration. Amortization of the debt discount related to the 2013 unsecured promissory notes and their extensions was $217,771 for the nine months ended September 30, 2014 and $60,800 for the year ended December 31, 2013.

In February, March, and April, 2014 the Company issued $950,000 of short-term unsecured promissory notes. The short-term unsecured promissory notes were issued to Board members and their affiliates, and certain parties who are already lenders or investors in the Company. The purpose of the offering was to provide immediate funds to support the opening of new clinics in Frisco and Ft. Worth, Texas and additional marketing while the Company works to complete a convertible debt offering. The notes matured on April 30, 2014, and bear interest at 15% per annum, and were planned to be repaid from the proceeds of a $2 million convertible debt offering.  As additional consideration for the lenders, the Company will issue equity to the lenders depending upon the date of repayment of the loan. Initially, the lenders will receive one fully vested warrant to purchase common stock at an exercise price of $.65. If the short-term unsecured promissory notes are repaid on or after May 31, 2014, in lieu of a warrant the investors will receive 0.5 shares of common stock. In the event that the short-term unsecured promissory note remains unpaid after July 31, 2014, the number of shares of common stock that the lender will receive increases as follows: if paid on or after July 31, 2014 one share, if paid on or after September 30, 2014 two shares, and if paid on or after December 31, 2014 four shares. In addition, each lender is entitled to a repayment premium as a percentage of the unpaid balance as follows: if the loan is repaid between April 30, 2014 and May 31, 2014, 10%; if the loan is repaid between June 1, 2014 and July 31, 2014, 25%; if the loan is repaid between August 1, 2014 and September 30, 2014, 50%; and 100% if the loan is repaid thereafter. In June 2014, the Company issued an additional $100,000 of the short-term unsecured promissory notes under similar terms, with the maturity and other target dates adjusted to reflect the later date of issuance. The short-term unsecured promissory notes remain unpaid as of the date hereof.

From July to September 2014, the Company issued $250,000 in additional short-term notes to two significant shareholders. The notes are included in notes payable, current portion (net of unamortized discount) in the accompanying consolidated balance sheets. The notes bear interest at 15% per annum and are due on demand.

The following table sets forth the future maturities of the Company’s outstanding notes payable, net of unamortized discount:

Year ended December 31,	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$1,793,873	$716,531
2015	254,373	250,016
2016	238,002	5,440
2017	40,963	-
Total	$2,327,211	$971,987

NOTE 6.              CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following:

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Secured senior subordinated convertible promissory notes	$892,500	$892,500
Senior subordinated convertible promissory notes	685,000	585,000
	1,577,500	1,477,500
Less unamortized discount	(153,263)	(201,125)
Less current portion (net of unamortized discounts)	(1,091,140)	(947,987)
	$333,097	$328,388

Secured Senior Subordinated Convertible Promissory Notes

Between May 2012 and January 2013, the Company issued $892,500 of secured senior subordinated convertible promissory notes, respectively to two members of the Company’s Board of Directors, their associates or associated entities, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, which interest is payable quarterly, and are due at maturity.  The notes matured in May 2014 or mature December 2015 (with respect to the $300,000 of notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013).  The balance outstanding on the notes was $892,500 at September 30, 2014 and December 31, 2013.  As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 1,115,625 shares of the Company’s common stock at an exercise price of $.75 per share. The fair values of the warrants at the time of issuance, determined by management to be $217,225 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.   The notes also contained a beneficial conversion feature determined by management to be $45,066 in the aggregate which was recorded as a debt discount which will be amortized to interest expense over the term of the notes.  In May 2014, the Company entered into agreements with holders of $492,500 of the notes to extend the term to December 31, 2014. The Company issued the extending holders five year fully vested warrants to purchase 985,000 shares of common stock at a purchase price of $.60 per share. The fair value of the warrants at the time of issuance, determined by management to be $217,500 in the aggregate, was recorded as a debt discount and will be amortized to interest expense over the term of the extension. Amortization of the debt discount was $183,141 for the nine months ended September 30, 2014 and $129,282 for the year ended December 31, 2013.

Senior Subordinated Convertible Promissory Notes

Between May 2013 and July 2013, the Company issued $485,000 of senior subordinated convertible promissory notes to two members of the Company’s Board of Directors, two 5% shareholders, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, are payable upon conversion or at maturity.  The notes mature November 1, 2014 and are unsecured. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 746,157 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $485,000 at September 30, 2014 and December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be $92,283 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.   Amortization of the debt discount was $81,245 for the nine month ended September 30, 2014 and $875 for the year ended December 31, 2013.

Between September 2013 and January 2014, the Company issued $125,000 of senior subordinated convertible promissory notes to investors.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 192,308 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $125,000 at September 30, 2014 and $100,000 at December 31, 2013, respectively. The fair values of the warrants at the time of issuance, determined by management to be approximately $22,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.  Amortization of the debt discount was $12,307 for the nine months ended September 30, 2014 and $1,721 for the year ended December 31, 2013.

 In June 2014, the Company issued $75,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in November 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 115,386 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $75,000 at September 30, 2014 and $0 at December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be approximately $9,600 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.   Amortization of the debt discount was $2,280 for the nine months ended September 30, 2014 and $0 for the year ended December 31, 2013.

The following table sets forth the future maturities of the Company’s convertible promissory notes net of unamortized discount:

Year ended December 31,	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$1,091,140	$947,987
2015	333,097	328,388
Total	$1,424,237	$1,276,375

NOTE 7.              CAPITAL LEASE OBLIGATIONS (RELATED PARTY)

Capital lease obligations (related party) consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018.	$46,295	$53,916

Total minimum lease payments	46,295	53,916
Less current maturities	(11,054)	(10,286)
Long-term portion	$35,241	$43,630

The future minimum capital lease payments are as follows:

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
2014	$3,760	$15,041
2015	15,041	15,041
2016	15,041	15,041
2017	15,041	15,041
2018	6,267	6,267
Total minimum lease payments	55,150	66,431
Less amount representing interest	(8,855)	(12,515)
Present value of minimum lease payments	46,295	53,916
Less current maturities	(11,054)	(10,286)
Long-term portion	$35,241	$43,630

NOTE 8.	RELATED PARTY TRANSACTIONS

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

Medical Director Agreement

Effective January 1, 2010, the Company entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O.  The initial term of the agreement was for five years. The parties have agreed to terminate the Medical Director Agreement effective December 31, 2014.  The agreement provides for an annual payment of $250,000 to William Kirby, D.O. for these services. The Company’s unpaid current obligation under the Medical Director Agreement was $20,833 and $20,833 at September 30, 2014 and December 31, 2013, respectively. The unpaid amounts are included in related party payables in the accompanying consolidated balance sheets.

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

In June 2014, the Company issued 475,000 shares of common stock valued at $.49 to holders of the Company’s short-term unsecured promissory notes pursuant to the terms of the notes, which provide for the issuance of equity consideration as of certain dates in the event that the promissory notes remain unpaid.

In July 2014, the Company issued 10,500 shares of common stock valued at $.49 per share to a vendor in exchange for a reduction in fees.

In August 2014, the Company issued 475,000 shares of common stock valued at $.49 to holders of the Company’s short-term unsecured promissory notes pursuant to the terms of the notes, which provide for the issuance of equity consideration as of certain dates in the event that the promissory notes remain unpaid.

In August and in September 2014, the Company repurchased 10,000 shares of common stock from a lender at a purchase price of $.49 per share as required pursuant to an amendment in the credit agreement.  The Company accounted for the repurchase of shares using the constructive retirement method as the Company’s state of incorporation does not recognize treasury shares.

In September 2014, the Company issued 50,000 shares of common stock valued at $.49 to a holder of the Company’s short-term unsecured promissory notes pursuant to the terms of the note, which provides for the issuance of equity consideration as of certain dates in the event that the promissory note remains unpaid.

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

In July 2013, the Company granted 112,727 incentive options to two executive officers as part of their compensation packages, vesting over a four year period with an exercise price of $.55. As determined by management using the Black-Scholes option-pricing model, the estimated fair value of the aforementioned stock options approximated $28,100 on the issuance date. Such estimate was based on the following assumptions: value of one common share of $0.49; strike price of $0.55, expected life of five years; risk-free interest rate of 1.42%; volatility of 63%; and expected dividend yield of zero.

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

The Company recognized compensation expense of approximately $69,000 in the nine months ended September 30, 2014 and $136,000 for the year ended December 31, 2013 related to the options and grants, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2013 (audited)	1,540,402	$.45	$.44
Granted (unaudited)	54,545	.55	.49
Exercised (unaudited)	-	-	-
Forfeited or Expired (unaudited)	(49,869)	.39	.39
Outstanding at September 30, 2014 (unaudited)	1,545,078	$.46	$.44

Exercisable at September 30, 2014 (unaudited)	1,105,039	$.45	$.43
Vested and expected to vest at September 30, 2014 (unaudited)	1,545,078	$.46	$.44

The aggregate intrinsic value of options exercised during the three months ended September 30, 2014 was $0. The aggregate intrinsic value of options outstanding at September 30, 2014 was approximately $81,000.

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

 In connection with the issuance of senior subordinated convertible notes in a private placement from September 2013 to January 2014, the Company issued fully vested three-year warrants to purchase 153,846 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of approximately $25,800 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $10,400 at September 30, 2014.

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

In December 2013 the Company issued fully vested three-year warrants to purchase 39,000 shares of the Company’s common stock at a purchase price of $.78 per share in exchange for services related to the Company’s new revolving loan facility. The Company has analyzed these warrants and determined them to be debt instruments. Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets and the expense will be amortized over the term of the revolving loan and included in interest expense. The Company determined the fair value of the warrant liability to be $4,300 at issuance and $2,200 at September 30, 2014.

In December 2013, the Company exchanged 186,537 warrants that had been issued in connection with the issuance of the senior subordinated convertible notes in a private placement from May to July 2013 with new warrants. The number of shares of common stock that can be purchased by the warrant holder was increased to 746,157 and the term of the warrant was decreased from five to three years. In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $91,400 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $36,400 and $91,400 at September 30, 2014 and December 31, 2013, respectively.

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

In connection with the issuance of senior subordinated convertible notes in a private placement in June 2014, the Company issued fully vested three-year warrants to purchase 115,386 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of approximately $9,600 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $11,700 at September 30, 2014.

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013 (audited)	6,508,415	$.62	3.8
Granted (unaudited)	2,049,447	.61	4.7
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(225,000)	1.00	-
Exercisable at September 30, 2014 (unaudited)	8,332,862	$.65	3.3

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
128,840	$.37	2015	$.37
915,651	.59-.78	2016	.77
3,103,481	.49-.78	2017	.63
2,289,291	.60-1.00	2018	.68
1,895,599	.60-.65	2019	.60
8,332,862	$.37-1.00		$.65

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases all of its clinics from unrelated third parties, which expire through 2020.  Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows at September 30, 2014:

2014 (three months)	$170,564
2015	684,176
2016	634,789
2017	524,655
2018	208,693
Thereafter	152,111
$2,374,988

Rent expense relating to related party leases for the three months ended September 30, 2014 and 2013 approximated $0 and $11,000, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 approximated $11,000 and $48,000, respectively. Rent expense related to third party leases for the three months ended September 30, 2014 and 2013 approximated $165,000 and $182,000, respectively. Rent expense related to third party leases for the nine months ended September 30, 2014 and 2013 approximated $484,000 and $509,000, respectively.

NOTE 11.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these consolidated financial statements have been issued.

In October 2014, the Company issued additional short-term unsecured promissory notes in the amount of $50,000 to a major shareholder.  The notes are due on demand and bear interest at a rate of 15% per annum. In November 2014, the Company issued additional short-term unsecured promissory notes in the amount of $65,000 to a major shareholder.  The notes are due on demand and bear interest at a rate of 15% per annum.

In October 2014, the Company issued 950,000 shares of common stock valued at $.49 to holders of the Company’s short-term unsecured promissory notes pursuant to the terms of the notes, which provide for the issuance of equity consideration as of certain dates in the event that the promissory notes remain unpaid.

In November 2014, the Company issued 100,000 shares of common stock valued at $.49 to a holder of the Company’s short-term unsecured promissory notes pursuant to the terms of the note, which provides for the issuance of equity consideration as of certain dates in the event that the promissory note remains unpaid.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and nine month periods ended September 30, 2014 and 2013.

Liquidity and Capital Resources.  This section provides an analysis of the Company’s cash flows for the nine months ended September 30, 2014 and 2013, as well as a discussion of the Company’s outstanding commitments as of September 30, 2014.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

            Our primary source of revenues through September 30, 2014, consisted of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services, all of which are located in southern California.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a former member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 4% of cash collections for the three months ended September 30, 2014.  Advertising costs provided under the management services agreement were approximately 7% of our management service revenue in the three months ended September 30, 2014.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business. Fee for service receipts of William Kirby D.O., Inc., less refunds, increased by approximately $167,000 or 18% for the three months ended September 30, 2014 when compared to the prior year.  Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. also increased by approximately $128,000. Dr. Kirby’s staff compensation expense also increased for the three months ended September 30, 2014 when compared to the prior year as a result of the increased activity.  As a result, William Kirby, D.O., Inc. experienced a cash basis profit in the third quarter of 2014. In the event that William Kirby, D.O. Inc. incurs losses, it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

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

●      optimizing the location of our clinics; and

●      catering to our target demographic.

            Our initial expansion focus is on large metropolitan markets that can support multiple clinic locations with favorable demographics, regulatory environments and competitive landscapes. We are currently evaluating potential clinic sites in Texas, Georgia, Florida and Arizona, and have identified over 40 other viable markets in the United States for expansion, however, our financial limitations have severely limited our ability to expand.  We estimate our cash requirements for each new clinic to be approximately $300,000, to be applied toward various start-up costs, including leasehold improvements, marketing expenses, equipment acquisition, supplies and personnel. Absent additional investment from investors we will be unable to open additional clinics in the foreseeable future.

            Our laser tattoo removal services are performed by licensed medical professionals using Q-switched lasers and our hair removal services are similarly performed by licensed medical professionals using laser and/or Intense Pulse Light, or IPL, devices, in each case, with physician oversight in compliance with applicable state law.  From time to time, our affiliated physicians and our Chief Medical Officer, William Kirby, D.O., evaluate the lasers used to perform procedures at the applicable clinic(s) and may recommend the use of new or additional technology.

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

The majority of patients, approximately 90%, pay for services using a debit or credit card or outside financing agencies whose services both we and our contracting physician offer.  Historically, the outside financing agencies we and our contracting physician use offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in infrequent cases where there is a chargeback.  In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician.  Both we and our contracting physician offer a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds were less than .3% of our contracting physician’s gross revenue in the three months ended September 30, 2014.  Refunds and chargebacks result in a reduction of our management fee.  Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Gift certificate sales represented less than 1% of William Kirby, D.O., Inc.’s gross revenue in the three months ended September 30, 2014.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee.  We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics have not been significant to date.

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

We opened a location in Sugar Land, Texas in March 2013 (which was closed in February 2014 after showing disappointing results), a location in Atlanta in October 2013, a location in Frisco, Texas in March 2014, and a location in Ft. Worth, Texas in May 2014, and may open additional clinics in Texas, Georgia, Florida, Arizona, and other states in 2015 and thereafter assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and the Three Months Ended September 30, 2013

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended September 30,
	2014	2013

Revenues	100%	100%
Clinic operating expenses	76%	85%
General and administrative expenses	41%	69%
Marketing and advertising	9%	15%
Depreciation and amortization	11%	11%
Loss from operations	(37)%	(80)%
Interest expense and other	(154)%	(16)%
Net loss	(191)%	(96)%

Revenues. Revenues increased by approximately $268,000, or 29%, to approximately $1,195,000 for the three months ended September 30, 2014 compared to approximately $927,000 for the three months ended September 30, 2013. Same store revenue, representing revenue from clinics open more than one year, increased by approximately 18% when compared to the comparable period of the prior year to approximately $1,065,000. One clinic opened in the fourth quarter of 2013 accounted for revenue of approximately $65,000 and two clinics opened in 2014 accounted for revenue of approximately $64,000 in the three months ended September 30, 2014.  Despite a decrease in marketing and advertising expenditures of approximately 20%, aggregate cash collections at all clinics (including those of William Kirby, D.O., Inc.) increased by approximately $286,000 or 21% to $1,649,000 for the three months ended September 30, 2014 compared to approximately $1,363,000 for the comparable period of the prior year. Cash collections, and ultimately revenue, are primarily impacted by the number of patients who are scheduled for a consultation. The consultation is typically the first time that a patient comes to one of our clinics during which they will have the tattoo evaluated and will be quoted a price. If the patient decides to proceed with the removal, they typically start treatment on the same day. The number of scheduled consultation appointments is a function of our ability to market and advertise, particularly in newer clinics that do not have an established base of customers or the benefit of longer term market presence. Scheduled consultations were 3,428 for the three months ended September 30, 2014 compared to 2,688 for the comparable period of the prior year. Same store cash collections per scheduled consultation were approximately $522 for the three months ended September 30, 2014 compared to $519 for the comparable period of the prior year. Aggregate cash collections per scheduled consultation were approximately $481 for the three months ended September 30, 2014 compared to $507 for the comparable period of the prior year. Our inability to provide adequate marketing support has impacted performance at our newer clinics.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.   Clinic operating expenses increased by 14% in the aggregate and decreased 9% as a percentage of revenues to approximately $906,000 for the three months ended September 30, 2014 versus approximately $792,000 for the three months ended September 30, 2013.  New clinics accounted for an increase of approximately $206,000, offset by a decrease of approximately $110,000 related to a closed clinic.

 General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses decreased by approximately $142,000 to approximately $495,000 for the three months ended September 30, 2014 when compared to $637,000 in the prior year.  We took a number of steps to reduce our expenses in light of our continued financial challenges including the elimination of positions, reduction in management compensation and bonuses resulting in a decrease of approximately $116,000 in salaries and benefits. Stock compensation expense was reduced by approximately $26,000 as a result of a lower level of grant activity. An increase of approximately $17,000 in audit and review related fees was substantially offset by a decrease in fees for public relations and compensation consulting.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $109,000 for the three months ended September 30, 2014, compared to approximately $137,000 for the three months ended September 30, 2013, a decrease of approximately $28,000. Our salary and benefit costs were approximately $30,000 for the three months ended September 30, 2014 compared to $0 in the comparable period of the prior year as we did not have any employees in marketing during that period. Our advertising costs in the three months ended September 30, 2014 were approximately $79,000 compared to $137,000 in the comparable period of the prior year, a decrease of approximately 42%. The decrease was a result of our financial limitations as we did not have cash available to support marketing at an equivalent level.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, medical equipment, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 26% in the aggregate to approximately $129,000 for the three months ended September 30, 2014 versus approximately $102,000 for the three months ended September 30, 2013.  The depreciation and amortization related to the opening of two new clinics in 2014, a full year of operation for two clinics opened in 2013, and the replacement of three laser devices in our California locations in December 2013 were the principal factors in the increase.

Interest Expense. Interest expense for the three months ended September 30, 2014 was approximately $1,843,000, an increase of approximately $1,699,000 when compared to interest expense of $144,000 for the three months ended September 30, 2013.  The increase in interest expense is principally a result of the issuance of approximately $150,000 in convertible notes, $1,480,000 in non-convertible debt, borrowing of $1,300,000 under a revolving line of credit during the prior year and the financing of new laser devices for new clinics together with amortization of debt discount related to warrants issued with or upon extension of convertible notes and non-convertible debt. A substantial portion of our new debt was provided by major shareholders and we are not paying current interest in cash. Amortization of debt discount to interest, a non-cash charge, was approximately $231,000 in the three months ended September 30, 2014 compared to $80,000 in the three months ended September 30, 2013. The Company also paid interest of approximately $257,000 through the issuance of common stock in the three months ended September 30, 2014.  Of our total interest expense of  $1,843,000  and $144,000 for the three months ended September 2014 and 2013, respectively,  only $55,000    and $38,000, respectively, was paid in cash.

Comparison of the Nine months Ended September 30, 2014 and the Nine months Ended September 30, 2013

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Nine months Ended September 30,
	2014	2013

Revenues	100%	100%
Clinic operating expenses	85%	85%
General and administrative expenses	56%	79%
Marketing and advertising	15%	23%
Depreciation and amortization	12%	10%
Loss from operations	(67)%	(97)%
Interest expense and other	(91)%	(12)%
Net loss	(158)%	(108)%

Revenues. Revenues increased by approximately $486,000, or 17%, to approximately $3,391,000 for the nine months ended September 30, 2014 compared to approximately $2,905,000 for the nine months ended September 30, 2013. Same store revenue, representing revenue from clinics open more than one year, increased by approximately 8% when compared to the comparable period of the prior year to approximately $3,102,000. One clinic opened in the fourth quarter of 2013 accounted for revenue of approximately $166,000 and two clinics opened in 2014 accounted for revenue of approximately $105,000 in the nine months ended September 30, 2014.  Despite a decrease in marketing and advertising expenditures of approximately 25%, aggregate cash collections at all clinics (including those of William Kirby, D.O., Inc.) increased by approximately $382,000 or 8% to $4,895,000 for the nine months ended September 30, 2014 compared to approximately $4,513,000 for the comparable period of the prior year. Cash collections, and ultimately revenue, are primarily impacted by the number of patients who are scheduled for a consultation. The consultation is typically the first time that a patient comes to one of our clinics during which they will have the tattoo evaluated and will be quoted a price. If the patient decides to proceed with the removal, they typically start treatment on the same day. The number of scheduled consultation appointments is a function of our ability to market and advertise, particularly in newer clinics that do not have an established base of customers or the benefit of longer term market presence. Scheduled consultations were 10,068 for the nine months ended September 30, 2014 compared to 9,209 for the comparable period of the prior year. Same store cash collections per scheduled consultation were approximately $522 for the nine months ended September 30, 2014 compared to $498 for the comparable period of the prior year. Aggregate cash collections per scheduled consultation were approximately $486 for the nine months ended September 30, 2014 compared to $490 for the comparable period of the prior year. Our inability to provide adequate marketing support has impacted performance at our newer clinics.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.   Clinic operating expenses increased by 16% in the aggregate and unchanged as a percentage of revenues to approximately $2,873,000 for the nine months ended September 30, 2014 versus approximately $2,476,000 for the nine months ended September 30, 2013.  Of this increase of approximately $397,000, approximately $395,000 was related to two new clinics opened in 2014 and approximately $266,000 reflects a full year of operation for one clinic opened in 2013 offset by a decrease in operating expenses in clinics open prior to 2013 of approximately $190,000. Clinic expenses include approximately $103,000 in costs related to the closure of a clinic in Sugar Land, TX, including asset impairment charges of $41,000.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses decreased by approximately $413,000 to approximately $1,891,000 for the nine months ended September 30, 2014 when compared to $2,304,000 in the prior year.  We took a number of steps to reduce our expenses in light of our continued financial challenges including the elimination of positions, reduction in management compensation and bonuses resulting in a decrease of approximately $148,000 in salaries and benefits. Stock compensation expense was reduced by approximately $68,000 as a result of a lower level of grant activity. In 2013, our independent directors received approximately $132,000 in equity based compensation and we conducted a brand development project which cost approximately $100,000, neither of which occurred in 2014. While our aggregate travel expense did not increase in 2014 when compared to 2013, the portion that we attributed to general and administrative activities increased by approximately $48,000.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $494,000 for the nine months ended September 30, 2014, compared to approximately $657,000 for the nine months ended September 30, 2013, a decrease of approximately $163,000. Our salary and benefit costs were approximately $99,000 for the nine months ended September 30, 2014 compared to $170,000 in the comparable period of the prior year. Our salary expense in the prior year included approximately $91,000 in severance paid to our former Chief Marketing Officer. Our advertising costs in the nine months ended September 30, 2014 were approximately $394,000 compared to $485,000 in the comparable period of the prior year, a decrease of approximately 19%. The decrease was a result of our financial limitations as we did not have cash available to support marketing at an equivalent level.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, medical equipment, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 41% in the aggregate to approximately $403,000 for the nine months ended September 30, 2014 versus approximately $285,000 for the nine months ended September 30, 2013.  The depreciation and amortization related to the opening of two new clinics in 2014, a full year of operation for a clinic opened in 2013, and the replacement of laser devices in our California locations in December 2013 were the principal factors in the increase.

Interest Expense. Interest expense for the nine months ended September 30, 2014 was approximately $3,192,000, an increase of approximately $2,849,128 when compared to interest expense of $342,000 for the nine months ended September 30, 2013.  The increase in interest expense is principally a result of the issuance of approximately $150,000 in convertible notes, $1,480,000 in non-convertible debt, borrowing of $1,300,000 under a revolving line of credit during the prior year, and the financing of new laser devices for new clinics together with amortization of debt discount related to warrants issued with or upon extension of convertible notes and non-convertible debt. A substantial portion of our new debt was provided by major shareholders and we are not paying current interest in cash. Amortization of debt discount to interest, a non-cash charge, was approximately $578,000 in the nine months ended September 30, 2014 compared to $181,000 in the nine months ended September 30, 2013. The Company also paid interest of approximately $490,000 through the issuance of common stock in the nine months ended September 30, 2014.  We paid interest expense, in cash, of approximately $224,000 in nine months ended September 30, 2014 compared to approximately $98,000 in the comparable period of the prior year. Of our total interest expense of $3,192,000 and $342,000 for the nine months ended September 2014 and 2013, respectively,  only $224,000 and $98,000, respectively, was paid in cash.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $178,000 at September 30, 2014 as compared to December 31, 2013, principally due to cash used in operating activities of $765,000 and investing activities of $299,000, offset by cash provided by financing activities of $886,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital.  The nine months ended September 30, 2014 and 2013 reflected net cash used in operating activities of approximately $765,000 and $925,000, respectively.  While our clinics (both managed and owned) were able to generate aggregate positive cash flow from operations during the nine months ended September 30, 2014 and 2013, they were unable to generate enough positive cash flow to cover our overhead expenses.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013, respectively was $299,000 and $364,000, reflecting purchases of property and equipment.  Our purchases of property and equipment in the first nine months of 2014 are principally related to the clinic we opened in March 2014 in Frisco, Texas, and the clinic we opened in Ft. Worth, Texas in May 2014, and equipment replacements in our Southern California locations.  Our purchases in the nine months ended September 30, 2013 were principally related to the development of our clinics in Sugar Land, Texas and Atlanta, Georgia.

Net cash from financing activities for the nine months ended September 30, 2014 and 2013, respectively was $886,000 and $1,007,000. During the nine months ended September 30, 2014, we received cash from the issuance of debt in private placements of $1,525,000. During the nine months ended September 30, 2013 we received cash from the issuance of debt in private placements of $1,155,000 and from the sale of common stock of approximately $125,000.

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

Going Concern Issues

At September 30, 2014, the Company has accumulated losses approximating $17,082,000, current liabilities that exceeded its current assets by approximately $9,703,000, shareholders’ deficit of approximately $8,420,000, and has not yet produced operating income or positive cash flows from operations.   In the nine months ended September 30, 2014, the Company had a net loss on operations of approximately $5,375,000 and the Company has not yet produced positive cash flow from operations.  The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2014.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the three months ended September 30, 2014.  The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness.  The securities are deemed restricted securities for purposes of the Securities Act.

In June 2014, the Company issued 475,000 shares of common stock to the holders of the Company’s short-term unsecured promissory notes.

In July 2014, the Company issued 10,500 shares of common stock to a vendor.

In August 2014, the Company issued 475,000 shares of common stock to the holders of the Company’s short-term unsecured promissory notes.

In September 2014, the Company issued 50,000 shares of common stock valued at $.49 to a holder of the Company’s short-term unsecured promissory notes.

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
101*
The following materials from Dr. Tattoff, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (b) Consolidated Statements of Operations for the Three and Nine months ended September 30, 2014 and 2013, (c) Consolidated Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013, and (d)  Notes to such Consolidated Financial Statements.

*filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date:  November 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	November 19, 2014
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	November 19, 2014
Mark A. Edwards

- 32 -