Form 10-K
period 2014-12-31
DR. TATTOFF, INC.
filed 2015-04-15
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from_______________to

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

common stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒;

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒;

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K YES ☐ NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As there is no market for our common stock as of March 1, 2015, the aggregate market value of the common stock held by non-affiliates (12,112,481 shares) cannot be determined. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of March 1, 2015 was 19,253,880 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1. Business. General

We currently operate or provide management services to ten laser tattoo and hair removal clinics located in Texas, Arizona, Georgia and California, all of which operate under our registered trademark “Dr. Tattoff.” Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.

We own and operate clinics in Dallas, Frisco, Ft. Worth and Houston, Texas; in Atlanta, Georgia; and in Phoenix, Arizona; and we provide management services to four clinics located in southern California pursuant to a management services agreement. The management services arrangement is structured to comply with a California state law limitation on the corporate practice of medicine. As we expand into other states, applicable state law will determine whether we operate, or provide management services to, our new clinics. Within this framework, we are seeking to establish Dr. Tattoff as the first nationally branded laser tattoo and hair removal business.

We have supported the provision of over 325,000 procedures to more than 30,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004. In the past few years we opened two clinics in 2011, two clinics in 2012, one clinic in Sugar Land, Texas (a suburb of Houston) in March 2013 (which we closed in February 2014 due to poor performance) and one in Atlanta, Georgia in late October 2013. We opened a location in Frisco, Texas (a northern suburb of Dallas) in March 2014 and a location in Ft. Worth, Texas in May 2014. We intend to open additional clinics as our financial resources permits.

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

On February 6, 2012, a registration statement on Form 10 that we filed with the SEC under Section 12(g) of the Exchange Act became effective. Accordingly, we are currently subject to the reporting requirements of the Exchange Act, and the rules and regulations thereunder, and are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. We are current with all of our required filings as of December 31, 2014. However, our common stock is currently not registered under the Securities Act of 1933, as amended (the “Securities Act”) or under the securities laws of any state and any sales of our common stock would have to comply with a relevant state or federal exemption.

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

Our clinics offer a free consultation to all prospective tattoo removal patients to determine, in part, the number of treatments required for the effective removal of a tattoo. Factors influencing this determination include skin type, tattoo location and tattoo color/size. Licensed medical professionals make this determination using the Kirby-Desai Scale, a scale developed by Dr. William Kirby and Dr. Alpesh Desai. Dr. Kirby is a former member of our Board of Directors and the owner of William Kirby, D.O., Inc., which is the entity through which laser services are provided at our California clinics. Dr. Desai is the owner of Pandora Laser Services, PLLC, which provides physician services to our Texas clinics. The Kirby-Desai Scale was first published in the March 2009 issue of The Journal of Clinical and Aesthetic Dermatology. To our knowledge, the Kirby-Desai Scale is the only published medically-based scale in existence that estimates the requisite number of laser treatments for effective tattoo removal.

The average tattoo requires approximately nine treatments spaced at least seven weeks apart to achieve effective removal. Each treatment is generally performed in 30 seconds to five minutes, depending on size, and is administered by a licensed medical professional with physician oversight in compliance with applicable law. For the twelve months ending December 31, 2014, our clinics provided more than 48,000 laser tattoo treatments, for a combined average of approximately 20 laser tattoo removal treatments per operating day.

Pricing for tattoo removal services is based primarily on the size of the tattoo. Our clinics offer a variety of package discounts to prospective patients and satisfaction guarantees for tattoo removal services performed. For the twelve months ended December 31, 2014 the average cost for a package of ten laser tattoo removal treatments purchased by new patients was approximately $1,227.

Laser Hair Removal

The laser hair removal services offered at our clinics are performed by licensed medical professionals using laser and/or Intense Pulse Light, or IPL, devices. In each case, the process involves the destruction of the hair follicle with light based heat and can cause minor discomfort.

Our clinics offer a free consultation to all prospective hair removal patients to determine the number of treatments required for the effective removal of hair. Factors influencing this determination include the location of hair on the body, hormone levels and genetic disposition for hair growth. Effective hair removal requires an average of seven to nine treatments spaced three to six weeks apart. Each treatment is generally performed in five to 30 minutes depending on the area being treated, and is administered by a licensed medical professional with physician oversight in compliance with applicable state law. For the twelve months ended December 31, 2014, our clinics provided over 8,700 hair removal treatments, for a combined average of approximately four laser hair removal treatments per operating day.

Pricing for hair removal services conducted at our clinics is based on the size of the area being treated. Our clinics offer a variety of package discounts to prospective patients and satisfaction guarantees for the hair removal services performed. For the twelve months ended December 31, 2014 the average cost for a package of seven to nine hair removal treatments purchased by new patients was approximately $1,206.

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

Clinic Equipment

Our clinics typically include one or more laser procedure rooms, private examination rooms and patient waiting areas. Each clinic is equipped with lasers and/or IPL devices in addition to air chilling devices, computer systems and standard office equipment. The lasers used in our clinics for tattoo removal were purchased by us pursuant to financing arrangements with unrelated third parties. The IPL device currently used at our Dallas, Texas clinic for hair removal, is owned by William Kirby, D.O., Inc. pursuant to a finance agreement with a third party financing source. Under the management services agreement, we have the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price equal to the amount outstanding, if any, under the applicable finance agreement. The IPL devices used in our other clinics for hair removal were acquired by us pursuant to financing agreements with third party financing sources or manufacturers. With respect to our future clinics, we intend to purchase lasers pursuant to financing arrangements with third party financing sources or manufacturers.

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

We hire and employ appropriately licensed staff providing non-physician medical services at our clinics outside of California. Such professionals provide services at our clinics and are subject to the physician oversight provided by consulting physicians that we have entered into contracts with for each state. As we expand into other states, applicable law will govern our arrangements with the professionals providing services in our new clinics.

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

Laser Hair Removal

Laser hair removal is an elective, private pay procedure performed on an outpatient basis. Laser hair removal ranked as the third most popular nonsurgical cosmetic procedure in a 2014 report by The American Society for Aesthetic Plastic Surgery, and the most popular nonsurgical procedure performed by laser in the same report.

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

In addition, Ideal Image is a national specialty providers of laser hair removal services that competes with the laser hair removal services provided at our clinics. As laser tattoo and hair removal technology continues to develop and the demand for laser tattoo and hair removal services grows, the competition for the services provided at our clinics may increase.

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

Differentiated Services and Business Strategy

Our objective is to position the Company as the first nationally branded laser tattoo and hair removal business. We differentiate the services offered at our clinics from those offered by our competitors by:

●
Focusing on laser tattoo and hair removal. Historically, laser tattoo and hair removal services account for approximately 77% and 20% of our clinics’ revenues, respectively. Sales of product, incidental to the sale of hair and tattoo services, and other services each account for approximately 2% of sales. The vast majority of businesses that compete with our clinics offer a wide variety of services, as opposed to limiting their respective businesses to laser tattoo and hair removal. We believe that the significant experience and expertise we acquire by focusing on laser tattoo and hair removal services gives us a competitive advantage. The staff at each of our clinics is exposed to an average of 25-40 patients per operating day. We believe that this exposure provides our staff with a rapid and focused education, resulting in greater knowledge, and in turn, greater efficiency of operations. We believe that the credibility, name brand recognition and expertise we gain with our specialty focus will ultimately outweigh the benefits of “cross selling” other services to existing patients and attracting new patients seeking a wider variety of services.

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

Revenue Sources

In California

Our primary source of revenues through December 31, 2014 consisted of a management fee paid under a management services agreement with William Kirby, D.O., Inc. Dr. William Kirby, a former member of our Board of Directors, is the sole shareholder of William Kirby, D.O., Inc. A description of the management services agreement and two other agreements we entered into with William Kirby, D.O., Inc. and Dr. Kirby are set forth below. Our agreement with William Kirby, D.O., Inc. is structured to comply with a California state law limitation on the corporate practice of medicine.

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

●
Fee: A management services fee to the Company for 2014 of 70.3% of the gross revenues of William Kirby, D.O., Inc. The management fee was verified by The Mentor Group, Inc., a third party valuation firm, as being reflective of the fair market value of the services provided by the Company under the agreement in light of the time, cost, expense and business risk incurred by the Company thereunder, and is subject to adjustment to ensure the fee is reflective of fair market value based on an annual review performed by the parties and a written report from a third party valuation expert. To be sustainable, any adjustment reducing the fee must not result in a fee so low that the Company is not compensated for its direct expenses of providing the services and its indirect expenses (general and administrative expense) or that the Company is not reasonably compensated for the business risks that it takes. Further, to be sustainable, any adjustment increasing the fee cannot result in a fee so high that William Kirby D.O., Inc. would not be able to cover its expenses, nor can it result in Company profits being substantially higher than firms offering similar services.

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

Medical Director Agreement. Effective January 1, 2010, we entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which we receive administrative, consultative and strategic services from William Kirby, D.O., Inc. The initial term of the agreement was five years and it terminated effective December 31, 2014. The agreement provided for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services. In addition, pursuant to the agreement, Dr. Kirby and William Kirby, D.O., Inc. agree that he/it will not perform any services for any company or individual that directly competes with the services offered by the Company.

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

Outside of California

Funds from operations from our Dallas, Houston, Atlanta and Phoenix clinics serve as an additional source of revenue. We own and operate our Texas, Georgia and Arizona clinics in compliance with relevant state law. We have entered into consulting physician agreements with physicians in those states, pursuant to which the consulting physician or other physicians engaged by the consulting physician provide our clinics with (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

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

●	Fees: Fixed and payable in monthly installments.

●	Term: An initial term of one year, with automatic renewal for one year terms thereafter.

●	Restrictive Covenants: Pursuant to the consulting physician agreement the consulting physician and any alternate physician are subject to certain non-solicitation and non-competition covenants.

Intellectual Property

We own the rights to the registered trademark Dr. Tattoff® and the registered logo for Dr. Tattoff and have granted a non-exclusive license to use these rights to William Kirby, D.O., Inc. in compliance with applicable California state law. We have not granted any such license to any other person. We continually seek to protect our intellectual property.

Employees

As of December 31, 2014, we employed 64 persons, 31 of whom were full-time employees. As of December 31, 2014, William Kirby, D.O., Inc. employed 19 persons, 9 of whom were full time.

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

8

●
Licensing. Certain state and Federal laws and regulations govern the administration and licensing of the medical and technical staff providing services at our clinics. Each physician, nurse and physician assistant providing professional services at our clinics must, to the extent required by applicable law, hold valid licenses and have the required qualifications and/or experience for such services. Each person operating lasers at our clinics must, to the extent required by applicable law, hold valid licenses and/or have the required qualifications and/or experience for such services. Furthermore, these individuals are prohibited from providing services beyond the scope of their licensure and must operate lasers under appropriate supervision. In addition, certain states require that facilities providing laser tattoo and/or laser hair removal services obtain a license.

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

The revenues from our California clinics, which represent a significant majority of the Company’s revenues, are derived from services provided under a management services agreement with William Kirby, D.O., Inc. Under the terms of the management services agreement, our management service fee for 2014 was equal to 70.3% of the gross revenues of William Kirby, D.O., Inc., which fee may be adjusted upward or downward on an annual basis to reflect the fair market value of the services provided by us under the agreement. A downward adjustment of our management services fee could negatively impact our results of operations, cash flows and financial condition. Furthermore, although we do not own any equity in William Kirby D.O., Inc. and do not economically benefit from any increase in the value of William Kirby, D.O., Inc., if our management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, our operating results, cash flows and financial performance may be adversely affected. Although our management services agreement provides us with the right to approve (but not select) a replacement contracting physician upon the occurrence of certain pre-determined triggering events (and not at our discretion), we can give no assurance that a qualified replacement will be expeditiously identified and approved. The termination of our management services arrangement could have a material adverse effect on our financial condition, cash flows and results of operations.

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

Economic downturns typically adversely affect consumer spending, asset values, consumer indebtedness, the availability of consumer credit and unemployment rates, all of which could negatively impact our business. Our business depends on the market demand for laser tattoo and hair removal services in the geographic areas in which our clinics are located. The cost of tattoo and hair removal procedures are not reimbursed by third-party payors such as health care insurance companies or government programs. Accordingly, any significant decrease in consumer spending on these services may result in a corresponding decrease in the revenue generated at our clinics. In addition, a general economic downturn may result in customers becoming less willing to purchase packages of treatments administered over a period of time, or deciding to extend the period between treatments. Our clinics may be forced to respond to a reduction in discretionary consumer spending by lowering the prices for services rendered. Accordingly, weak economic conditions in our target markets resulting in a reduction in discretionary consumer spending or a reduction in the availability of consumer credit could lead to a decline in demand for the services provided at our clinics, longer sales cycles, lower prices for such services and reduced sales, which could have a material adverse effect on our financial condition, cash flows and results of operations.

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

The reports of our independent registered public accounting firm on our December 31, 2014 and 2013 financial statements state that our recurring losses, lack of liquidity, negative cash flows from operations, and significant shareholders’ deficit raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. If we are unable to raise additional capital, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that we will be able to raise a sufficient amount of funds to continue operations.

Global financial and economic conditions may deteriorate impacting the availability of capital.

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

We may experience a period of rapid growth in the near or distant future. In June 2012, we opened a new clinic in Texas, in November 2012 we opened a new clinic in Arizona, we opened another new clinic in a suburb of Houston in March 2013 (which we closed in February 2014 due to poor performance), a new clinic in Atlanta in October 2013, a new clinic in Frisco, Texas (a suburb of Dallas) in March 2014, a new clinic in Ft. Worth, Texas in  May 2014 and expect to open additional clinics in Texas, Georgia, Florida, Arizona, and/or other states in the future. Significant short-term growth will strain our management, operational, financial and other resources. Our ability to manage future growth will depend on the implementation, expansion and/or subsequent improvement of a variety of systems, procedures and controls. Furthermore, we may need to train, motivate and manage newly hired employees and attract senior managers and other professionals in response to, or in anticipation of, any future growth. Our inability to effectively manage growth could negatively impact our business, financial condition and prospects.

The physicians providing services in our clinics will likely not devote 100% of their time to the Company’s business.

Dr. William Kirby, the sole shareholder of the entity through which our California clinics are operated and a former member of our Board of Directors, devotes approximately 10% of his time to (i) treating patients outside of his relationship with us, (ii) research and continuing education, (iii) managing the business affairs of William Kirby, D.O., Inc. and (iv) interviews and other media activities which may or may not benefit our business. Dr. Kirby spends the balance of his time supervising the provision of services at our clinics. We anticipate that all of the other primary physicians with whom we contract, and who assume responsibility for ensuring the overall supervision and operation of our clinics outside of California will similarly devote less than 100% of their time to our business or the provision of services at our clinics. There is a risk that our contracting physicians will not devote the requisite time to our business or the provision of services at our clinics, thereby adversely affecting our results of operations and financial condition.

The officers and directors of the Company exercise significant control over the Company.

Our officers and directors own approximately 2.1 million (11%) shares of our outstanding common stock as of December 31 2014. As stockholders, these individuals may have a significant influence on matters requiring stockholder approval, including the election of directors and the approval of business combinations. This concentration of ownership also could have the effect of delaying, discouraging or preventing changes of control or changes in management, or limiting the ability of the Company’s other stockholders to approve transactions that they may deem to be in their best interests. Conflicts of interest may arise as a result of such ownership.

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

Several of our current clinics are geographically concentrated in southern California.

Although we opened clinics in Dallas in June 2012 and March 2014, a clinic in Ft. Worth in May 2014, clinics in Houston in June 2013 and March 2013 (which was closed in February 2014), a clinic in Phoenix in November 2013 and a clinic in Atlanta in October 2013 and anticipate expanding our presence into those and other states in the future, four of our clinics are geographically concentrated in southern California. As a result, our results of operations and financial condition are significantly tied to fluctuations in southern California economic conditions. A downturn in the economic conditions in southern California, or severe weather conditions and natural disasters endemic to southern California, such as earthquakes and floods, could negatively impact our financial condition, results of operations and cash flows.

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

The IPL device used for hair removal at our Dallas clinic is owned by William Kirby, D.O., Inc. pursuant to a finance agreement with a third party financing source. Under the management services agreement, we have the right, at any time, to purchase the equipment from William Kirby, D.O., Inc. at a purchase price of the amount outstanding, if any, under the finance agreement. The third party financer has a security interest in the underlying equipment. As a result, in the event that William Kirby, D.O., Inc. defaults on its obligations under the financing agreement, then the underlying equipment may be subject to repossession and other assets of William Kirby D.O., Inc. may be subject to the lender’s security interests. The loss of any such equipment or assets may negatively impact our business.

We purchased the tattoo lasers used in our clinics for tattoo removal pursuant to financing arrangements with unrelated third parties. We acquired the lasers used in our clinics, except Dallas, for hair removal pursuant to financing arrangements with third party financing sources. In the event that we default on our obligations under an outstanding financing agreement, then the underlying equipment may be subject to repossession. The loss of any such equipment may negatively impact our business.

With respect to our future clinics, we intend to enter into similar financing arrangements with manufacturers and third party financing sources to provide lasers and certain other necessary equipment to our clinics. There can be no assurance that such financing will be available to us on terms acceptable to us or at all. In the event that financing is not available to us on terms acceptable to us, then our ability to acquire the equipment necessary for the provision of services at our clinics would be restricted, which may negatively impact our business.

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

As of December 31, 2014, we have approximately 19.3 million shares of common stock issued and outstanding, warrants to purchase approximately 8.3 million shares of our common stock outstanding, and options to purchase approximately 1.6 million shares of our common stock outstanding. In addition, as of December 31, 2014, we have approximately $1,578,000 in convertible debt outstanding which, if converted, would result in the issuance of approximately 2.5 million additional shares of common stock. The Company is currently seeking funding sources with respect to its expansion plans. Larger equity offerings and/or offerings at a lower per share price would result in a greater number of shares of common stock outstanding. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, then such issuance will result in dilution to each shareholder by reducing the shareholder’s percentage ownership of the total outstanding shares of our common stock.

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

Location	Address	Size
Beverly Hills, California	8500 Wilshire Blvd., Suite 105	1,882 square feet
Beverly Hills, CA 90211

Santa Ana, California	1441 W. Macarthur Blvd, Suite A	1,800 square feet
Santa Ana, CA 92704

Sherman Oaks, California	13833 Ventura Blvd., Suite 102 & 103	1,922 square feet
Los Angeles, CA 91423

Montclair, California	9197 Central Avenue, Suite H	2,252 square feet
Montclair, CA 91763

Dallas, Texas	11661 Preston Road, Suite 128	1,806 square feet
Dallas, TX 75230

Houston, Texas	5385 Westheimer Road	2,400 square feet
Houston, TX 77056

Phoenix, Arizona	740 S. Mill Avenue, Suite 130	2,354 square feet
Tempe, Arizona 85281

Sugar Land, Texas (1)	1935 Lakeside Plaza Dr.	2,492 square feet
Sugar Land, Texas 77479

Atlanta, Georgia	3637 Peachtree Road, Suite D-1	2,603 square feet
Atlanta, Georgia 30326

Frisco, Texas (2)	3401 Preston Rd., Suite D-6	2,520 square feet
Frisco, TX 75034

Ft. Worth, Texas (3)	2600 West 7th Street, Suite 104	2,166 square feet
Ft. Worth, Texas 76107

(1)	The clinic commenced operations in March 2013 and ceased operations in February 2014.
(2)	The clinic commenced operations in March 2014.
(3)	The clinic commenced operations in May 2014.

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

Holders

As of March 1, 2015, we had approximately 306 shareholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future. Our board of directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Securities authorized for issuance under equity compensation plans

As of December 31, 2014, shares of common stock authorized for issuance under our equity compensation plan are summarized in the following table. See Note 9 to the Financial Statements for a description of the plan.

Plan Category	Shares to be Issued Upon Exercise	Weighted Average Option Exercise Price	Shares Available for Future Grant
Plan approved by stockholders	1,553,906	$0.46	2,917,522
Total	1,553,906	$0.46	2,917,522

Our board of directors authorized and approved an increase in the maximum number of shares reserved for issuance under the Dr. Tattoff, Inc. 2011 Long-Term Incentive Plan to 4,471,428 shares, which was approved by our shareholders in July 2014.

Recent Sales of Unregistered Securities

   The following summarizes all sales of our unregistered securities during the fiscal year ending December 31, 2014. The securities in each one of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness. The securities are deemed restricted securities for purposes of the Securities Act.

In February 2014, the Company issued five-year warrants to purchase 27,273 shares of the Company’s common stock at a purchase price of $.65 per share to an employee as part of his compensation package. The warrants vest on a monthly basis through January 1, 2015.

In January 2014, the Company issued $25,000 of senior subordinated convertible promissory notes. The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions. The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity. The notes matured in March 2015 and are unsecured. The notes are unpaid as of the date hereof and the Company is seeking an extension from the holders. As additional consideration for the investor purchasing the notes, the Company issued the note holder fully vested three-year warrants to purchase an aggregate of 38,462 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share.

In April 2014, the Company issued fully vested five-year warrants to purchase an aggregate of 239,353 shares of the Company’s common stock at an exercise price of $.60 per share to holders of its secured tenant improvement notes in exchange for their agreement to extend the maturity date of the notes to September 30, 2014. The holders subsequently agreed to extend the notes to December 31, 2014 without additional consideration. In 2015, the maturity date of the notes were further extended to January 1, 2016.

In April 2014, the Company issued fully vested five-year warrants to purchase an aggregate of 643,973 shares of the Company’s common stock at an exercise price of $.60 per share to holders of its unsecured bridge notes in exchange for their agreement to extend the maturity date of the notes to December 31, 2014. The holders subsequently agreed to extend the notes to December 31, 2014 without additional consideration. In 2015, the maturity date of the notes were further extended to January 1, 2016.

In May 2014, the Company issued fully vested five-year warrants to purchase an aggregate of 985,000 shares of the Company’s common stock at an exercise price of $.60 per share to holders of its secured senior subordinated convertible promissory notes in exchange for their agreement to extend the maturity date of the notes to December 31, 2014. In 2015, the maturity date of the notes were further extended to January 1, 2016. One holder of $100,000 in notes refused to extend the due date. The Company is working with the note holder on a plan of repayment.

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

In July 2014, the Company issued 10,500 shares of common stock to a vendor valued at $0.49 per share in exchange for a reduction in fees.

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

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives, future results, levels of activity, performance or plans will be achieved.  We caution that these statements are further qualified by important factors that could cause actual results to materially differ from those contemplated in the forward-looking statements, including, without limitation, the following:

●	those items discussed under “Risk Factors” in Item 1A of this report;

●	our failure to generate significant revenues from operations;

●	the availability and cost of capital required to fund our current and future operations;

●	federal, state and local law and regulation, including regulation of the services provided at our clinics;

●	our failure to execute our business plan;

●	our failure to effectively execute our marketing strategies;

●	our failure to identify or negotiate new real property leases on reasonable terms as part of our expansion plans;

●	our ability to renew existing leases on reasonable terms;

●	the effect of competition in our industry;

●	our ability to protect our intellectual property;

●	our exposure to litigation;

●	our dependence on key management and other personnel, including the physicians providing services at our clinics;

●	a decline in the demand for services provided at our clinics;

●	the ability of holders of our securities to effect resales of our securities; and

●	the effect of adverse economic conditions generally, and on discretionary consumer spending and the availability of credit.

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

Results of Operations.  This section provides an analysis of the Company’s results of operations for the years ended December 31, 2014 and 2013.

Liquidity and Capital Resources.  This section provides an analysis of the Company’s cash flows for the years ended December 31, 2014 and 2013, as well as a discussion of the Company’s outstanding commitments as of December 31, 2014  and December 31, 2013.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

We have supported the provision of over 325,000 procedures to more than 30,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004.  We opened two clinics in 2011, two in 2012, two in 2013, and one each in the first and second quarters of 2014.

Our primary source of revenues through December 31, 2014, consisted of a management fee paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity and fees for services provided in our owned clinics.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services, all of which are located in southern California.  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.  As we expand into states outside of California, applicable state law will govern how we structure the provision of services in our new clinics.  Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc.  Dr. William Kirby, a former member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 5% of cash collections for the year ended December  31, 2014.  Advertising costs provided under the management services agreement were approximately 10% of our management service revenue in the year ended December 31, 2014.

Because the source of the majority of our revenue is through our management services agreement with William Kirby, D.O., Inc., our financial performance could be negatively impacted by unfavorable developments in that business. Fee for service receipts of William Kirby D.O., Inc., less refunds, increased by approximately $198,000 or 5% for the year ended December 31, 2014 when compared to the prior year.  Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. also increased by approximately $137,000. Dr. Kirby’s staff compensation expense decreased for the year ended December 31, 2014 when compared to the prior year.  As a result, William Kirby, D.O., Inc. experienced improved cash basis profit in 2014 when compared to the prior year. In the event that William Kirby, D.O. Inc. incurs losses, it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

Funds from operations from our Dallas, Frisco, Ft. Worth, Houston, Phoenix, and Atlanta clinics serve as an additional source of revenue.  In connection with our Dallas, Frisco, Ft. Worth, Houston, Atlanta and Phoenix clinics, we entered into consulting physician agreements with licensed physicians, pursuant to which those physicians, or other physicians engaged by those physicians provide to our clinics (i) medical director services, (ii) assistance with the creation of clinic protocols and (iii) supervisory and consulting services regarding equipment procurement and operation, in each case consistent with applicable state and Federal laws and regulations.

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

Our laser tattoo removal services are performed by licensed medical professionals using Q-switched lasers and our hair removal services are similarly performed by licensed medical professionals using laser and/or Intense Pulse Light, or IPL, devices, in each case, with physician oversight in compliance with applicable state law.  From time to time, our affiliated physicians evaluate the lasers used to perform procedures at the applicable clinic(s) and may recommend the use of new or additional technology.

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

The majority of patients, approximately 90%, pay for services using a debit or credit card or outside financing agencies whose services both we and our contracting physician offer.  Historically, the outside financing agencies we and our contracting physician use offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in infrequent cases where there is a chargeback.  In our role as manager, we evaluate alternative patient financing programs from time-to-time and may recommend other programs to our contracting physician.  Both we and our contracting physician offer a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds were less than 0.3% of our contracting physician’s gross revenue in the year ended December 31, 2014.  Refunds and chargebacks result in a reduction of our management fee.  Deterioration in the availability of consumer credit is likely to impact our contracting physician’s revenue and ultimately, our management service fees.

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

Gift certificate sales represented less than 1% of William Kirby, D.O., Inc.’s gross revenue in the twelve months ended December 31, 2014.  The sale of gift certificates is included in William Kirby, D.O., Inc.’s gross revenue for purposes of calculating our management fee.  We also offer gift certificates at our owned clinics. Sales of gift certificates at our owned clinics have not been significant to date.

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

We opened a location in Sugar Land, Texas in March 2013 (which was closed in February 2014 after showing disappointing results), a location in Atlanta in October 2013, a location in Frisco, Texas in March 2014, and a location in Ft. Worth, Texas in May 2014, and may open additional clinics in Texas, Georgia, Florida, Arizona, and other states assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Results of Operations

Comparison of the Twelve months Ended December 31, 2014 and the Twelve months Ended December 31, 2013

    The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Twelve months Ended December 31,
	2014	2013

Revenues	100%	100%
Clinic operating expenses	86%	92%
General and administrative expenses	55%	80%
Marketing and advertising	14%	21%
Depreciation and amortization	13%	11%
Loss from operations	(67)%	(103)%
Interest expense, costs of financing and other	(86)%	(14)%
Net loss	(153)%	(118)%

Revenues. Revenues increased by approximately $660,000, or 18%, to approximately $4,314,000 for the twelve months ended December 31, 2014 compared to approximately $3,655,000 for the twelve months ended December 31, 2013. Same store revenue, representing revenue from clinics open more than one year, increased by approximately 9% when compared to the prior year to approximately $3,905,000. One clinic opened in the fourth quarter of 2013 accounted for revenue of approximately $225,000 and two clinics opened in 2014 accounted for revenue of approximately $166,000 in the twelve months ended December 31, 2014.  Despite a decrease in marketing and advertising expenditures of approximately 24%, aggregate cash collections at all clinics (including those of William Kirby, D.O., Inc.) increased by approximately $536,000 or 9.7% to $6,067,000 for the twelve months ended December 31, 2014 compared to approximately $5,531,000 for the prior year. Cash collections, and ultimately revenue, are primarily impacted by the number of patients who are scheduled for a consultation. The consultation is typically the first time that a patient comes to one of our clinics during which they will have the tattoo evaluated and will be quoted a price. If the patient decides to proceed with the removal, they typically start treatment on the same day. The number of scheduled consultation appointments is a function of our ability to market and advertise, particularly in newer clinics that do not have an established base of customers or the benefit of longer term market presence. Scheduled tattoo consultations were 13,590 for the twelve months ended December 31, 2014 compared to 11,174 for the comparable period of the prior year. Same store cash collections per scheduled consultation were approximately $472 for the year ended December 31, 2014 compared to $502 for the prior year. Aggregate cash collections per scheduled consultation were approximately $446 for the year ended December 31, 2014 compared to $495 for the prior year. Our inability to provide adequate marketing support has impacted performance at our newer clinics.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.   Clinic operating expenses increased by 10% in the aggregate and decreased approximately 6% as a percentage of revenues to approximately $3,699,000 for the year ended December 31, 2014 versus approximately $3,354,000 for the year ended December 31, 2013.  Of this increase of approximately $345,000, approximately $532,000 was related to two new clinics opened in 2014 and approximately $250,000 reflects a full year of operation for one clinic opened in 2013 offset by a decrease in operating expenses in clinics open prior to 2013 of approximately $267,000. Clinic expenses include approximately $178,000 in costs related to the closure of a clinic in Sugar Land, TX, including asset impairment charges of $40,000.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses decreased by approximately $546,000 to approximately $2,366,000 for the year ended December 31, 2014 when compared to $2,912,000 in the prior year.  We took a number of steps to reduce our expenses in light of our continued financial challenges including the elimination of positions, reduction in management compensation and bonuses resulting in a decrease of approximately $264,000 in salaries and benefits. Stock compensation expense was reduced by approximately $66,000 as a result of a lower level of grant activity. In 2013, our independent directors received approximately $132,000 in equity based compensation and we conducted a brand development project which cost approximately $100,000, neither of which occurred in 2014. While our aggregate travel expense did not increase in 2014 when compared to 2013, the portion that we attributed to general and administrative activities increased by approximately $63,000.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $593,000 for the year ended December 31, 2014, compared to approximately $776,000 for the year ended December 31, 2013 a decrease of approximately $183,000. Our salary and benefit costs were approximately $127,000 for the year months ended December 31, 2014 compared to $203,000 in the prior year. Our salary expense in the prior year included approximately $91,000 in severance paid to our former Chief Marketing Officer. Our advertising costs in the year ended December 31, 2014 were approximately $465,000 compared to $570,000 in the prior year, a decrease of approximately 18%. The decrease was a result of our financial limitations as we did not have cash available to support marketing at an equivalent level.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, medical equipment, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 37% in the aggregate to approximately $543,000 for the twelve months ended December 31, 2014 versus approximately $397,000 for the twelve months ended December 31, 2013.  The depreciation and amortization related to the opening of two new clinics in 2014, a full year of operation for a clinic opened in 2013, and the replacement of laser devices in our California locations in December 2013 were the principal factors in the increase.

Interest Expense and Costs of Financing. Interest expense and costs of financing for the year ended December 31, 2014 was approximately $3,828,000, an increase of approximately $3,241,000 when compared to interest expense and costs of financing of $587,000 for the year ended December 31, 2013. The increase in interest expense and costs of financing is principally a result of the issuance of approximately $100,000 in convertible notes, $1,990,000 in non-convertible debt, borrowing of $1,300,000 under a revolving line of credit during the prior year, and the financing of new laser devices for new clinics together with amortization of debt discount related to warrants issued with or upon extension of convertible notes and non-convertible debt. A substantial portion of our new debt was provided by major shareholders and we are not paying current interest in cash. Amortization of debt discount to interest, a non-cash charge, was approximately $694,000 in the twelve months ended December 31, 2014 compared to $285,000 in the twelve months ended December 31, 2013.   Of our total interest expense and costs of financing of $3,828,000 and $587,000 for the twelve months ended December 31, 2014 and 2013, respectively, only $283,000 and $136,000, respectively, was paid in cash.

Comparison of the Twelve Months Ended December 31, 2013 and the Twelve Months Ended December 31, 2012

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Twelve months Ended December 31,
	2013	2012
Revenues	100%	100%
Clinic operating expenses	92%	77%
General & administrative expenses	80%	80%
Marketing and advertising	21%	19%
Depreciation & amortization	11%	9%
Loss from operations	(103%)	(86%)
Interest expense, costs of financing and other	(14%)	(3%)
Net (loss) income	(118%)	(89%)

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

Interest Expense and Costs of Financing. Interest expense and costs of financing for the twelve months December 31, 2013 was approximately $592,000, an increase of approximately $476,000 when compared to interest expense and costs of financing of $116,000 for the twelve months ended December 31, 2012. The increase in interest expense and costs of financing is principally a result of the issuance of approximately $885,000 in convertible notes, $520,000 in non-convertible debt, and borrowing of $1,300,000 under a revolving line of credit during the year and the financing of new laser devices for two new clinics together with amortization of debt discount related to warrants issued with or upon extension of convertible notes and non-convertible debt. Amortization of debt discount to interest, a non-cash charge, was approximately $309,000 in 2013 compared to $40,000 in the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $165,000 at December 31, 2014 when compared to December 31, 2013. Cash used in operations was approximately $1,189,000, cash used in investing activities was approximately $334,000, and cash provided by financing activities was approximately $1,358,000.

Cash from operations, which includes the management fees we receive from William Kirby, D.O., Inc. and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital. The twelve months ended December 31, 2014 and 2013 reflected net cash used in operating activities of $1,189,000 and $1,628,000, respectively. While our clinics (both managed and owned) collectively were able to generate positive cash flow from operations during the twelve months ended December 31, 2014 and 2013, they were unable to generate enough positive cash flow to cover our overhead expenses.

Net cash used in investing activities for the twelve months ended December 31, 2014 and 2013, respectively was $334,000 and $593,000, reflecting purchases of property and equipment. Our purchases of property and equipment in 2014 are principally related to the clinics we opened in in Frisco, Texas in March 2014 and Ft. Worth, Texas in May 2014. In 2014, we received proceeds of $87,500 from the sale of two laser devices. Our purchases of property and equipment in 2013 are principally related to the clinics we opened in Sugar Land, Texas in March 2013 and Atlanta, Georgia in October 2013 together with the replacement of laser devices in our California locations.

Net cash from financing activities for the twelve months ended December 31, 2014 was approximately $1,358,000 primarily consisting of the proceeds of the sale of convertible notes and short-term debt in private placements of approximately $2,090,000 reduced by principal payments made on capital lease obligations and notes payable. Net cash from financing activities for the twelve months ended December 31, 2013 was approximately $2,100,000 primarily consisting of the proceeds of the sale of convertible notes and short-term debt in private placements of approximately $1,405,000 and cash received from our revolving loan in December 2013 of approximately $1,300,000, reduced by principal payments made on capital lease obligations and notes payable.

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

Going Concern Issues

At December 31, 2014, the Company had accumulated losses of approximately $18,298,000, current liabilities that exceeded its current assets by approximately $6,487,000, and shareholders’ deficit of approximately $9,861,000. In 2014, the Company had a net loss on operations of approximately $2,886,000 and the Company has not yet produced positive cash flow from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

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

Commitments

As of December 31, 2014, our commitments for the following year totaled approximately $3,147,000, comprised of $11,000 in payments on capital lease obligations, $626,000 in payments on operating leases, $373,000 in payments on convertible notes, $1,068,000 on other notes payable, and $1,069,000 in payments on our revolving line of credit. As of December 31, 2013, our commitments for the following year totaled approximately $3,662,000, comprised of $10,000 in payments on capital lease obligations, $636,000 in payments on operating leases, $948,000 in payments on convertible notes, $717,000 on other notes payable, $1,101,000 in payments on our revolving line of credit, and $250,000 in payments to William Kirby, D.O., Inc. Cash balances were $32,767 and $197,523 at December 31, 2014 and December 31, 2013, respectively.

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

Consolidation Policy. The Company has various contractual relationships with William Kirby D.O., Inc. including a management services agreement, medical director’s agreement, and equipment arrangements. The Company evaluated the various relationships between the parties to determine whether to consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to ASC 810, Consolidation. The Company determined that it was not the primary beneficiary of the interest and that it should not consolidate William Kirby, D.O., Inc. The Company’s conclusion was based upon an analysis of the various relationships and California state law restrictions on relationships between licensed professionals and businesses. To complete its analysis, management made assumptions regarding the relevance of certain factors, including state law requirements, which were given significant weight. In the event that state law should change, there should be material changes in the relationships or management’s judgment as to the relevance of various factors should change, the Company might determine that consolidation would be appropriate.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15 (f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (GAAP).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon this assessment, our management concluded that, as of December 31, 2014, our system of internal control over financial reporting was effective.

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

Name	Age	Position
John Keefe	66	Chief Executive Officer and Director
Harry Zimmerman	59	Executive Vice President and Chief Operating Officer
Mark Edwards	60	Chief Financial Officer
Eugene Bauer, M.D.	72	Director (Chair)
Gene Burleson	74	Director
Joel Kanter	58	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding compensation awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving as such at December 31, 2014 for all services rendered in all capacities to us during our fiscal years ended December 31, 2014 and December 31, 2013. We refer to these three executive officers as our named executive officers.

Name and Principal Position	Year	Salary	Option and Warrant Awards(1)	All Other Compensation	Total
John Keefe
Chief Executive Officer and Director	2014	$279,702	$-	$-	$279,702	(2)
	2013	$334,630	$30,629	$-	$365,259	(3)
Harry Zimmerman
EVP and Chief Operating Officer	2014	$243,923	$19,296	$-	$263,219	(4)
	2013	$276,000	$109,968	$-	$385,968	(5)
Mark Edwards
Chief Financial Officer	2014	$224,654	$-	$-	$224,654	(6)
	2013	$264,646	$23,809	$-	$288,455	(7)

(1)	See “Footnote 9, Equity” of the attached Consolidated Financial Statements for assumptions used in valuation of option and warrant awards.
(2)	Includes $17,500 due as minimum bonus pursuant to the executive’s employment agreement and $3,521 in salary, all of which remains unpaid as of the date hereof.
(3)
Includes $25,000 bonus awarded under the Company’s Short-Term Incentive Plan, $17,500 due as minimum bonus pursuant to the executive’s employment agreement, and $27,158 in salary, all of which remains unpaid as of the date hereof.

(4)	Includes $15,000 due as minimum bonus pursuant to the executive’s employment agreement and $3,231 in salary, all of which remains unpaid as of the date hereof.
(5)
Includes $6,000 bonus awarded under the Company’s Short-Term Incentive Plan, $30,000 due as minimum bonus pursuant to the executive’s employment agreement, and $10,096 in salary, all of which remains unpaid as of the date hereof. Mr. Zimmerman became an executive of the Company on January 1, 2013. He served as a consultant to the Company from June 2012 to December 2012.

(6)	Includes $13,500 due as minimum bonus pursuant to the executive’s employment agreement and $3,168 in salary, all of which remains unpaid as of the date hereof.
(7)
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

Shareholder Approval. Our shareholders approved the Long-Term Incentive Plan on January 30, 2012 with respect to the initial 2,571,428 shares and approved the increase to 4,471,428 shares on July 3, 2014.

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

●         100% to 104.9% achievement results in 100% of the target incentive being earned

●         105% to 114.9% achievement results in 120% of the target incentive being earned

●        115% to 125% achievement results in 140% of the target incentive being earned

●        Greater than 125% achievement results in 150% of the target incentive being earned (maximum payout amount)

The target incentive is a percentage of the applicable executive’s weighted average base salary for the calendar year. The 2014 target incentive percentage for the chief executive officer were 25%; for the chief operating officer 20%; and for the chief financial officer, 20%. When calculating annual incentives payable under the STIP, the chief executive officer can recommend the recognition of individual performance to modify calculations based solely on our Company’s performance, subject to approval by our compensation committee with respect to other executive officers and direct reports to the chief executive officer. The chief executive officer cannot make such a recommendation with respect to his position.

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

Option Awards to Executives under the Long-Term Incentive Plan in 2014 and 2013

In February 2014, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s Chief Operating Officer to purchase an aggregate of 54,545 shares of the Company’s common stock, all of which were outstanding as of December 31, 2014. The options have an exercise price of $0.55, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant. The options vest over a period of twelve months.

In 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 31,368 shares of the Company’s common stock, all of which were outstanding as of December 31, 2014. Of these, 24,041 have an exercise price of $0.49 and 7,327 have an exercise price of $0.55, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant. The options vested immediately. In 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s executive officers to purchase an aggregate of 173,952 shares of the Company’s common stock, all of which were outstanding as of December 31, 2014. Of these, 112,727 have an exercise price of $0.55 and 61,225 have an exercise price of $.49, which in each instance the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant. The options vest ratably over twelve months. In June 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of stock options to the Company’s Chief Operating Officer to purchase an aggregate of 212,143 shares of the Company’s common stock, all of which were outstanding as of December 31, 2014. The options have an exercise price of $0.55, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant. The options vest 20% on grant and 20% on each anniversary date of May 17, 2013.

Awards to Executives under the Short-Term Incentive Plan in 2014 and 2013

There were no awards to our named executive officers under the Short-Term Incentive Plan in 2014. In 2013, Mr. Keefe was awarded $25,000 and Mr. Edwards was awarded $16,000. In addition, the Compensation Committee awarded Mr. Zimmerman a bonus of $6,000 for work he had performed for the Company. None of these awards have been paid as of December 31, 2014.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2014:

	Number of Securities Underlying
	Unexercised Options and Warrants
				Exercise price	Expiration
Name	Exercisable	Unexercisable		(per share)	Date
John Keefe
Chief Executive Officer and Director	254,570	84,857	(1)	$0.3687	4/15/2021
	7,021	-	(2)	$0.49	11/12/2022
	11,848	-	(2)	$0.49	3/5/23
	63,636	-	(3)	$0.55	7/3/23
	47,727	-	(3)	$.65	7/3/18
	2,601	-	(2)	$0.55	10/1/23

Harry Zimmerman	61,225	-	(4)	$0.49	1/15/23
EVP and Chief Operating Officer	30,613	-	(4)	$.595	1/15/18
	2,679	-	(2)	$0.49	3/5/323
	84,857	127,286	(5)	$0.55	6/17/23
	2,386	-	(2)	$0.55	10/1/23
	50,000	4,545	(6)	$0.55	2/20/24
	25,000	2,273	(6)	$0.65	2/20/19
Mark Edwards
Chief Financial Officer	154,286	51,427	(1)	$0.3687	4/15/2021
	5,855	-	(2)	$0.49	11/12/2022
	9,514	-	(2)	$0.49	3/5/23
	49,091	-	(3)	$0.55	7/3/23
	36,818	-	(3)	$.65	7/3/18
	2,340	-	(2)	$0.55	10/1/23

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
(3)
Granted July 3, 2013 pursuant to the Company’s Long-Term Incentive Plan. The executives’ options and warrants vested in equal monthly increments, over a period of twelve months measured from the grant date.

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

45

(6)
Granted February 20, 2014 pursuant to the Company’s Long-Term Incentive Plan. The executive’s options and warrants vest in equal monthly increments, over a period of twelve months measured from the grant date.

Director Compensation

The following table provides information regarding compensation awarded to, earned by or paid to non-employee members of our Board of Directors serving as such during our fiscal year ended December 31, 2014. On April 15, 2011 the Company approved the payment of a $20,000 annual retainer and equity grants to the independent directors. None of the annual retainer was paid in 2011, 2012 ,2013 or 2014.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation		Total
Eugene Bauer	$20,000	$-	$-	-		$20,000

Gene Burleson	$20,000	$-	$-	-		$20,000

Joel Kanter	$20,000	$-	$-	-		$20,000

William Kirby	$-	$-	$-	$250,000	(1)	$250,000

(1)         Paid or payable pursuant to Medical Director’s Agreement.

Option Awards and Stock Grants to Directors under the Long-Term Incentive Plan in 2013 and 2014

Non-Employee Director Options. In March 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors approved the grant of nonqualified stock options to the Company’s independent directors to purchase an aggregate of 135,000 shares of the Company’s common stock, all of which were outstanding as of December 31, 2014. The options have an exercise price of $.49, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant. Fifty percent (50%) of the director options vested immediately upon the grant date, twenty-five percent (25%) vest on the first anniversary of the grant date and the remaining twenty-five percent (25%) vest on the second anniversary of the grant date. In March 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors also approved the grant of nonqualified stock options to the Company’s independent directors to purchase an aggregate of 60,000 shares of the Company’s common stock, all of which were outstanding as of December 31, 2014. The options have an exercise price of $.49, which the Board of Directors determined was no less than the fair value of a share of common stock on the date of the grant. They all vested immediately upon the grant date. There were no grants of stock or stock options to our independent directors in 2014.

Stock Grants. In March 2013, pursuant to the Long-Term Incentive Plan, the Company’s Board of Directors also approved the grant of 90,000 shares of the Company’s common stock to each of the Company’s independent directors, which vested immediately upon the grant date. There were no stock grants pursuant to the Long-Term Incentive Plan to any of the Company’s directors in 2013 or 2014.

Kirby Agreements

Effective January 1, 2010, we entered into an Amended and Restated Management Services Agreement with William Kirby, D.O., Inc. Dr. William Kirby, a former member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc. Pursuant to this agreement, the Company provides certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to our California clinics where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services. The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law. The Company does not own any equity in William Kirby D.O., Inc., and does not economically benefit from any increase in the value of William Kirby, D.O., Inc. As compensation for services rendered, the Company receives a management fee for 2014 of 70.3% of the gross revenues of William Kirby, D.O., Inc.

In addition, effective January 1, 2010, we entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which we receive administrative, consultative and strategic services from William Kirby, D.O., Inc. The initial term of the agreement was five years, and it was terminated as of December 31, 2014. The agreement provided for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities authorized for issuance under equity compensation plans” is incorporated into this Item 12 by reference.

The following table sets forth, as of December 31, 2014, the number of shares of our common stock that are held by:

●         each person or entity known by us to beneficially own more than 5% of our common stock;

●         each of our executive officers named in the Summary Compensation Table;

●         each of our directors; and

●         all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 19,268,730 shares of common stock outstanding as of December 31, 2014.

The number of shares beneficially owned by each person is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has the sole or shared voting power or investment power and also any shares the person has the right to acquire within 60 days of December 31, 2014, through the exercise of any stock option, warrant or other right. Except as indicated in this table, we believe each person or entity listed has sole investment and voting power with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants or other rights held by that person that are or will become exercisable within 60 days of December 31, 2014, are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent (%) of Common Stock
Named Executive Officers
John Keefe (2)	676,909	(3)	3.43%
Harry Zimmerman	434,558	(4)	2.22%
Mark Edwards	395,142	(5)	2.02%

Non-Employee Directors
Eugene Bauer (Chair)	401,515	(6)	2.07%
Gene Burleson	2,251,020	(7)	10.86%
Joel Kanter	2,094,868	(8)	10.06%
All Directors and Officers as a Group (6 persons)	6,287,762		26.78%

5% Shareholders
CIBC Trust Company (Bahamas) Limited as Trustee of Settlement T-555	3,779,777	(9)	18.16%
The Andrew M Heller 2009 GRAT	3,311,306	(10)	15.73%
Chicago Investments, Inc.	1,605,866	(11)	8.21%

(1)	Unless otherwise indicated, the address for each listed stockholder is c/o Dr. Tattoff, Inc., 8500 Wilshire Boulevard, Suite 105, Beverly Hills, California, 90211.
(2)	Member of the Company’s Board of Directors.
(3)	Includes 234,965 shares of common stock, 339,676 options and 102,268 warrants held by John Keefe, which options and warrants are exercisable within 60 days of December 31, 2014.
(4)	Includes 86,720 shares of common stock, 205,692 options and 142,146 warrants held by Harry Zimmerman, which options and warrants are exercisable within 60 days of December 31, 2014.
(5)	Includes 125,528 shares of common stock, 221,086 options and 48,528 warrants held by Mark Edwards, which options and warrants are exercisable within 60 days of December 31, 2014.
(6)
Includes 296,077 shares of common stock, 64,464 options, 25,589 warrants, and 15,385 shares of common stock issuable upon conversion of convertible debt held by Eugene Bauer, which options and warrants are exercisable within 60 days of December 31, 2014.

(7)
Includes 790,646 shares of common stock, 75,178 options, 930,066 warrants, and 455,130 shares of common stock issuable upon conversion of convertible debt held by Gene Burleson, which options and warrants are exercisable within 60 days of December 31, 2014.

(8)
Includes (a) 275,716 shares of common stock, 64,464 options, 41,667 shares of common stock issuable upon conversion of convertible debt and 134,348 warrants held by Joel Kanter which options and warrants are exercisable within 60 days of December 31, 2014 and (b) 271,429 shares of common stock, 375,001 shares of common stock issuable upon conversion of convertible debt and 932,243 warrants held by the Kanter Family Foundation which options and warrants are exercisable within 60 days of December 31, 2014, an entity over which Mr. Kanter, as President, is deemed to have sole investment and voting control. Mr. Kanter disclaims beneficial ownership of the shares of common stock, options and warrants held by the Kanter Family Foundation.

(9)
Includes 2,234,309 shares of common stock, 1,237,775 warrants, and 307,693 shares of common stock issuable upon conversion of convertible debt held by CIBC Trust Company (Bahamas) Limited as Trustee of Settlement T-555, which warrants are exercisable within 60 days of December 31, 2014.

(10)
Includes 1,530,613 shares of common stock held by the Andrew M. Heller 2009 GRAT, 307,693 shares of common stock issuable upon conversion of convertible debt held by the Andrew M. Heller 2009 GRAT, 400,000 warrants held by Andrew M. Heller, and 1,073,000 warrants held by The Andrew M. Heller 2009 GRAT which warrants are exercisable within 60 days of December 31, 2014.

(11)
Includes 1,310,246 shares of common stock, 257,158 warrants, and 38,462 shares of common stock issuable upon conversion of convertible debt held by Chicago Investments, Inc., which warrants are exercisable within 60 days of December 31, 2014.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Agreements with William Kirby

The following is a description of certain transactions and agreements involving the Company and Dr. William Kirby, a former member of our board of directors, and William Kirby, D.O., Inc., an entity solely owned by Dr. Kirby.

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

●
Fee: A management services fee to the Company for 2014 of 70.3% of the gross revenues of William Kirby, D.O., Inc. The management fee was verified by The Mentor Group, Inc., a third party valuation firm, as being reflective of the fair market value of the services provided by the Company under the agreement in light of the time, cost, expense and business risk incurred by the Company thereunder, and is subject to adjustment to ensure the fee is reflective of fair market value based on an annual review performed by the parties and a written report from a third party valuation expert. To be sustainable, any adjustment reducing the fee must not result in a fee so low that the Company is not compensated for its direct expenses of providing the services and its indirect expenses (general and administrative expense) or that the Company is not reasonably compensated for the business risks that it takes. Further, to be sustainable, any adjustment increasing the fee cannot result in a fee so high that William Kirby D.O., Inc. would not be able to cover its expenses, nor can it result in Company profits being substantially higher than firms offering similar services.

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

2010 Medical Director Agreement. Effective January 1, 2010, we entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which we receive administrative, consultative and strategic services from William Kirby, D.O., Inc. The initial term of the agreement was five years and terminated effective December 31, 2014. The agreement provided for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services. In addition, pursuant to the agreement, Dr. Kirby and William Kirby, D.O., Inc. agreed that he/it will not perform any services for any company or individual that directly competes with the services offered by the Company.

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

Independence of Directors

Our Board of Directors has determined that Dr. Bauer, Mr. Kanter and Mr. Burleson, are independent under the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 by our independent registered public accounting firm are as follows:

Types of Fees	2014	2013
Audit Fees (1)	$97,684	$81,998
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	1,555

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

All of the 2014 and 2013 fees paid to Singer Lewak LLP described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

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

53

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

4.10
Form of Common Stock Purchase Warrant issued in connection with the issuance of senior convertible promissory notes in a private placement in May, June, July, September and December 2013 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-K filed with the SEC on March 31, 2014).

4.11	Form of short-term unsecured promissory note issued in February to June 2014 (incorporated by reference to the Exhibit 4.11 to the Company’s Form 10-Q filed with the SEC on May 15, 2015).

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

54

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

55

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. †

101. INS XBRL Instance Document. †

101. SCH XBRL Taxonomy Extension Schema Document. †

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document. †

101. DEF XBRL Taxonomy Extension Definition Linkbase Document. †

101. LAB XBRL Taxonomy Extension Label Linkbase Document. †

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document. †

†         Filed herewith.
*         Management contract or compensatory plan, contract or arrangement

56

FINANCIAL STATEMENTS

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Dr. Tattoff, Inc.

We have audited the accompanying consolidated balance sheets of Dr. Tattoff, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s current liabilities exceeded its current assets by approximately $6,487,000, has shareholders’ deficit of approximately $9,861,000, has suffered recurring losses and negative cash flows from operations, and has an accumulated deficit of approximately $18,298,000 at December 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

April 15, 2015
Los Angeles, California

F - 2

DR. TATTOFF, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$32,767	$197,523
Prepaid expenses and other current assets	72,736	397,115
Total current assets	105,503	594,638

Property and Equipment, net	1,984,201	2,050,287
Other Assets	161,487	251,270
Total assets	$2,251,191	$2,896,195

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Revolving line of credit	$1,069,302	$1,100,954
Accounts payable	1,027,331	869,313
Related party payables	290,567	23,622
Accrued expenses and other liabilities	601,068	496,053
Accrued compensation	547,876	543,251
Accrued interest	51,269	91,545
Warrant liabilities	24,260	116,690
Deferred revenue	1,529,413	1,113,883
Notes payable, current portion (net of unamortized discount)	1,067,530	716,531
Convertible promissory notes, current portion (net of unamortized discount)	373,051	947,987
Capital lease obligations, current portion (related party)	11,323	10,286
Total current liabilities	6,592,990	6,030,115

LONG‐TERM LIABILITIES
Notes payable, net of current portion	1,729,206	255,456
Convertible promissory notes, net of current portion and unamortized discount	1,167,500	328,388
Capital lease obligations, net of current portion (related party)	32,307	43,630
Accrued interest	2,302,462	-
Deferred rent	287,852	251,597
Total liabilities	12,112,317	6,909,186

COMMITMENTS AND CONTINGENCIES (notes 8 and 10)

SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at December 31, 2014 and 2013	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, 19,268,730 and 19,308,230 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,927	1,931
Additional paid-in capital	8,434,783	7,692,978
Accumulated deficit	(18,297,836)	(11,707,900)
Total shareholders’ deficit	(9,861,126)	(4,012,991)
Total liabilities and shareholders’ deficit	$2,251,191	$2,896,195

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014 and 2013

	2014	2013

Revenues
Revenues from related party	$2,684,381	$2,547,021
Owned clinic revenues	1,630,032	1,107,579
	4,314,413	3,654,600

Operating costs and expenses
Clinic operating expenses	3,699,344	3,353,765
General and administrative expenses	2,365,514	2,911,503
Marketing and advertising	592,737	776,064
Depreciation and amortization	542,695	397,413
	7,200,290	7,438,745

Loss from operations	(2,885,877)	(3,784,145)

Interest expense and costs of financing	(3,828,256)	(587,148)
Gain on sale of property and equipment	22,018	62,366
Change in value of warrant liabilities	106,042	9,184

Loss before provision for income taxes	(6,586,073)	(4,299,743)

Provision for income taxes	3,863	800

Net Loss	$(6,589,936)	$(4,300,543)

Basic and diluted net loss per share applicable to common shareholders	$(.33)	$(.23)

Weighted average shares outstanding – basic and diluted	20,106,722	18,743,738

The accompanying notes are an integral part of these consolidated financial statements.
F - 4

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years Ended December 31, 2014 and 2013

					Total
			Additional Paid-in		Shareholders’
	Common Stock		Capital	Accumulated	Equity
	Shares	Par Value	(Deficit)	Deficit	(Deficit)
BALANCE – December 31, 2012	18,332,803	$1,833	$6,599,446	$(7,407,357)	$(806,078)

Services paid in stock	712,452	71	349,848	-	349,919
Stock compensation expense	-	-	136,151	-	136,151
Warrants issued for consulting service	-	-	116,824	-	116,824
Stock options exercised	35,700	4	17,489	-	17,493
Sale of common stock	227,275	23	124,978	-	125,001
Beneficial conversion feature on convertible notes	-	-	14,000	-	14,000
Warrants issued with convertible notes	-	-	334,242	-	334,242
Net loss	-	-	-	(4,300,543)	(4,300,543)

BALANCE – December 31, 2013	19,308,230	$1,931	$7,692,978	$(11,707,900)	$(4,012,991)

Fair value of warrants issued on debt extension	-	-	413,701	-	413,701
Common stock issued	2,010,500	201	980,443	-	980,644
Stock compensation expense	-	-	68,699	-	68,699
Common stock repurchased	(50,000)	(5)	(61,238)	-	(61,243)
Share redemption in restructuring of loan	(2,000,000)	(200)	(659,800)	-	(660,000)
Net loss	-	-	-	(6,589,936)	(6,589,936)

BALANCE – December 31, 2014	19,268,730	$1,927	$8,434,783	$(18,297,836)	$(9,861,126)

The accompanying notes are an integral part of these consolidated financial statements.
F - 5

DR. TATTOFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,589,936)	$(4,300,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	542,695	397,413
Amortization of debt discount to interest	693,975	308,633
Non-cash interest and costs of financing	2,617,961	-
Stock compensation expense	68,699	136,151
Change in fair value of warrant liability	(106,042)	(7,415)
Impairment charge	39,886	-
Loss on sale of equipment	40,637	-
Services paid for in stock and warrants	5,145	466,744
Changes in operating assets and liabilities:
Management fee due from related party	-	189,484
Prepaid expenses and other current assets	470,394	(126,330)
Other assets	81,608	(28,863)
Accounts payable	158,017	365,239
Accrued expenses and other liabilities	104,558	9,752
Deferred revenue	415,530	611,088
Related party payable	266,945	23,622
Accrued compensation	4,625	305,894
Accrued interest	(40,276)	74,017
Deferred rent	36,256	(53,143)
Net cash used in operating activities	(1,189,323)	(1,628,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(421,374)	(593,059)
Proceeds received from sale of property and equipment	87,500	-
Net cash used in investing activities	(333,874)	(593,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(10,286)	(117,617)
Principal payments on notes payable	(501,534)	(430,386)
Proceeds from sale of common stock	-	125,001
Repurchase of common stock	(61,243)	-
Proceeds received from issuance of convertible notes	100,000	885,000
Proceeds received from issuance of short-term notes	1,988,156	520,000
Repayment of short-term notes	(125,000)	-
Proceeds received from revolving line of credit	4,168,602	1,301,000
Repayments on revolving line of credit	(4,200,254)	(200,046)
Proceeds from exercise of stock options	-	17,493
Net cash provided by financing activities	1,358,441	2,100,445

Net (decrease) increase in cash and cash equivalents	(164,756)	(120,871)

Cash and cash equivalents – beginning of year	197,523	318,394
Cash and cash equivalents – end of year	$32,767	$197,523

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the year for:
Interest	$282,961	$135,972
Taxes	$3,863	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through issuance of notes payable	$214,625	$535,222
Non-cash financing related to revolving line of credit	$-	$129,301
Financing of insurance premiums	$146,015	$131,859

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. At December 31, 2014, the Company has accumulated losses approximating $18,298,000, current liabilities that exceeded its current assets by approximately $6,487,000, shareholders’ deficit of approximately $9,861,000, and has not yet produced operating income or positive cash flows from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

F - 7

Consolidation Policy

The Company has various contractual relationships with William Kirby, D.O., Inc. including a management services agreement, medical director’s agreement, and equipment arrangements. The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to ASC 810, Consolidation. The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk. The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses. Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives. Therefore, the results of William Kirby, D.O., Inc. are not consolidated into the results of the Company.

The carrying amount and classification of assets and liabilities in the accompanying consolidated balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	December 31,
	2014	2013

Current Liabilities
Related party payables	$290,567	$23,622
Capital lease obligations, current portion	11,323	10,286
Long-Term Liabilities
Capital lease obligations, net of current portion	32,307	43,630

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

F - 9

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are or are expected to be profitable. As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic. There were no impairments of long-lived assets at December 31, 2013. In February 2014, the Company decided to close its Sugar Land, Texas (a suburb of Houston) clinic due to poor financial performance. The Company concluded that the capitalized tenant improvements were impaired and recorded an impairment charge of approximately $40,000 related to the closure. The impairment charge is included in clinic operating expenses in the accompanying consolidated statements of operations. The Company moved the laser and other capital assets located there to other clinics. In February 2015, the Company entered into a mutual release and settlement agreement with the landlord pursuant to which the Company agreed to make payments totaling $87,000 over a period of two years to the landlord. There have been no other impairments in 2014.

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

F - 10

The Company operates the Dallas, Houston, Atlanta and Phoenix locations directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company. The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets and amounted to approximately $1,529,000 at December 31, 2014 and $1,114,000 at December 31, 2013.

Patients who purchase a package of tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program. Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment. The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments. The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations. The Company recognized accrued expense of approximately $132,000 and $77,000 as of December 31, 2014 and December 31, 2013, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets. Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package. The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred. Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2014 and 2013, advertising expense was approximately $465,000 and $570,000, respectively, and is included in marketing and advertising in the accompanying consolidated statement of operations.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards. The Company has provided a 100% valuation allowance on such deferred tax asset at December 31, 2014 and 2013 (See Note 11, “Income Taxes”).

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10. As of December 31, 2014, the open tax years of the Company were 2009 to 2014.

F - 11

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options. Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the years ended December 31, 2014 and 2013, respectively because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	2014	2013

Net loss available to common stockholders (numerator)	$(6,589,936)	$(4,300,543)

Weighted average shares outstanding (denominator)	20,106,722	18,743,738
Basic and diluted EPS	$(.33)	$(.23)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive. The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

	2014	2013
Warrants	8,332,862	6,508,415
Common stock options	1,553,906	1,540,402
Convertible promissory notes	2,541,358	2,387,510
	12,428,126	10,436,327

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

Deferred Rent

The Company currently leases all of its locations under leases classified as operating leases. Minimum base rent for these operating leases, which generally have escalating rentals over the term of the lease is recorded on a straight-line basis over the lease term. As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur. Lease terms begin on the inception date and include option periods only where such renewals are imminent and assured. The difference between rent expense and actual cash payments is classified as “deferred rent” in the accompanying consolidated balance sheets and approximated $288,000 and $252,000 at December 31, 2014 and 2013, respectively.

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

A significant portion of the Company’s revenues in 2014 and 2013 were derived from a management services agreement relating to the Company’s California clinics pursuant to a management services agreement with William Kirby D.O., Inc. If the Company’s management services agreement is terminated for any reason or William Kirby, D.O., Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician. Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all. The termination of the Company’s management services arrangement could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

F - 13

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

F - 14

NOTE 3.          PROPERTY AND EQUIPMENT

Property and equipment, consists of the following at December 31:

	2014	2013

Equipment	$1,905,106	$1,824,871
Furniture and fixtures	143,893	136,426
Leasehold improvements	1,452,144	1,217,223
	3,501,143	3,178,520
Less accumulated depreciation and amortization	(1,516,942)	(1,128,233)
	$1,984,201	$2,050,287

Depreciation and amortization expense was approximately $543,000 and $397,000 for the years ended December 31, 2014 and 2013, respectively.

Assets under capital leases (gross) were approximately $159,000 at December 31, 2014 and 2013. Amortization expense recorded for the assets under capital leases amounted to approximately $0 and $12,000 for the years ended December 31, 2014 and 2013, respectively and is included in the depreciation and amortization amounts noted above. Accumulated amortization of assets under capital leases was approximately $159,000 at December 31, 2014 and December 31, 2013.

NOTE 4.          REVOLVING LINE OF CREDIT

In December 2013, the Company entered into a revolving line of credit with a lender with an initial commitment of $1,300,000 and a maximum revolving commitment of $7,000,000. Increase in the commitment above $1,300,000 is at the sole and absolute discretion of the lender. The term of the revolving loan is for six months subject to two automatic six month extensions as long as the Company is not in default on the credit agreement. In December 2014, the Company entered the final six month extension and the current term of the revolving line of credit expires on June 2, 2015. The line of credit is secured by a second lien on all encumbered equipment of the Company and a first lien on all other assets of the Company.

The credit agreement requires that all receipts of the Company, except receipts received from investors and receipts from landlords for tenant improvement allowances, be deposited in a lockbox account controlled by the lender. Provided the Company is not in default, it can draw from the lockbox an amount equal to all of the funds deposited in the lockbox less fees and expenses due the lender and a mandatory principal repayment equal to 2% of the funds deposited in the lockbox. The Company deposited $130,000 in the lockbox account as a mandatory principal payment at the time that the loan closed. At December 31, 2014, these funds remain in the lockbox and are unavailable to the Company to draw upon. As a result, the Company recorded a $130,000 reduction in the loan balance. At December 31, 2014, the Company had deposits in the lockbox account of approximately $2,000 available for draw under the revolving line of credit. Cash deposited in the lockbox by the Company in excess of fees and expenses due the lender and the mandatory 2% principal payment are recorded as a further reduction in the loan balance.

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

In addition to the cash consideration, the Company issued 125,000 shares of its common stock to the lender. The common stock is subject to a make whole provision such that the value of the common stock issued to the lender is not less than nor can ever be more than $125,000. In August 2014, the Company and the lender entered in to an amendment pursuant to which the Company agreed to repurchase the 125,000 shares of stock at a rate of 10,000 shares per month from August 2014 to May 2015 and 25,000 shares in June 2015. The Company also issued fully vested three-year, callable warrants to three organizations affiliated to the financial advisory firm to purchase up to an aggregate of 39,000 shares of its common stock at an exercise price of $.78 per share in connection with the loan. Loan costs are included in prepaid expenses and were amortized to interest expense over the initial six month term of the loan.

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

F - 15

NOTE 5.          NOTES PAYABLE

Notes payable consist of the following at December 31:

	2014	2013

Equipment promissory notes	$533,580	$674,474
Tenant improvement secured loans	100,000	100,000
Unsecured promissory notes	2,163,156	300,000
	2,796,736	1,074,474
Less unamortized discount	–	(102,487)
Less current portion (net of unamortized discounts)	(1,067,530)	(716,531)
	$1,729,206	$255,456

Financed Insurance Premiums

In January 2014, the Company entered into a financing agreement with an unrelated third party to finance the Company’s medical malpractice, property and casualty, and employment liability insurance over a period of nine months.  The note, in the principal amount of $99,265, bore interest at approximately 6.25% per annum, and was repayable in one installment of $8,674 and eight installments of $11,642.  The note matured in September 2014 and is paid in full.

In March 2014, the Company entered into a financing agreement with an unrelated third party to finance the Company’s directors and officer liability insurance over a period of nine months.  The note, in the principal amount of $46,750, bore interest at approximately 7.68% per annum, and was repayable in nine monthly installments of $5,362.  The note matured in December 2014 and is paid in full.

Equipment Promissory Notes

In November 2010, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment to upgrade existing systems and equip its clinic location in Montclair, California.  The note, in the principal amount of $64,157, bears interest at approximately 6% per annum, and is repayable in 60 monthly installments of $1,241.  The note matures in October 2015 and is secured by a first priority purchase money security interest in the equipment.   The balance outstanding on the note was $14,417 and $27,994 at December 31, 2014 and December 31, 2013, respectively.

In February 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Montclair, California.  The note, in the principal amount of $118,495, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $3,700.  The note matured in January 2014 and was secured by a first priority purchase money security interest in the equipment.  The note was paid off in April 2014. The balance outstanding on the note was $0 and $43,020 at December 31, 2014 and December 31, 2013, respectively.

In May 2011, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Dallas, Texas clinic and its call center in Irvine, California.  The note, in the principal amount of $17,515, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $539.  The note matured in June 2014 and has been paid in full.  The balance outstanding on the note was $0 and $3,171 at December 31, 2014 and December 31, 2013, respectively.

F - 16

In June 2011, the Company entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Dallas, Texas.  The note, in the principal amount of $118,495, bore interest at approximately 7% per annum, and was repayable in 36 monthly installments of $3,700.  The note was set to mature in June 2014 and was paid off in April 2014.  The balance outstanding on the note was $0 and $49,390 at December 31, 2014 and December 31, 2013, respectively.

In June 2012, the Company entered into a financing agreement with an unrelated third party to finance computer and telephone equipment for its Houston, Texas clinic and its clinic planned for Phoenix, Arizona.  The note, in the principal amount of $37,870, bears interest at approximately 6% per annum, and is repayable in 36 monthly installments of $1,148.  The note matures in May 2015 and is secured by a first priority purchase money security interest in the equipment.  The balance outstanding on the note was $5,658 and $18,697 at December 31, 2014 and December 31, 2013, respectively.

In June 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Houston, Texas.  The note, in the principal amount of $59,920, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $2,683. The note matured in June 2014 and has been paid in full.   The balance outstanding on the note was $0 and $15,773 at December 31, 2014 and December 31, 2013, respectively.

In November 2012, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the location in Phoenix, Arizona.  The note, in the principal amount of $67,996, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $3,044. The note was scheduled to mature in November 2014 and is secured by a first priority purchase money security interest in the equipment.  Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $533 per month. The balance outstanding on the note was $12,422 and $32,345 at December 31, 2014 and December 31, 2013, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance telephone equipment for its Sugar Land, Texas clinic (which was subsequently moved to Frisco, Texas) and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $34,563 bears interest at approximately 9% per annum, and is repayable in 36 monthly payments of $1,037.  The note matures in March 2016 and is secured by a first priority purchase money security interest in the equipment.    The balance outstanding on the note was $14,401 and $22,538 at December 31, 2014 and December 31, 2013, respectively.

In March 2013, the Company entered into a financing agreement with an unrelated third party to finance computer equipment for its Sugar Land, Texas clinic which was subsequently moved to Frisco, Texas (a suburb of Dallas) and clinics planned for Fort Worth, Texas and Atlanta, Georgia.  The note, in the principal amount of $37,524, bears interest at approximately 11% per annum, and is repayable in 36 monthly installments of $1,199.  The note matures in February 2016 and is secured by a first priority purchase money security interest in the equipment.   The balance outstanding on the note was $16,746 and $28,590 at December 31, 2014 and December 31, 2013, respectively.

In March 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a laser for the Sugar Land, Texas clinic (which was subsequently moved to Frisco, Texas).  The note, in the principal amount of $75,920, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $3,399.  The note was scheduled to mature in March 2015 and is secured by a first priority purchase money security interest in the equipment.   Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $1,134 per month. The balance outstanding on the note was $26,407 and $48,485 at December 31, 2014and December 31, 2013, respectively.

In October 2013, DRTHC II, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of lasers for the Atlanta, Georgia clinic.  The note, in the principal amount of $114,000, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $5,104.  The note was scheduled to mature in November 2015 and is secured by a first priority purchase money security interest in the equipment.  Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $3,151 per month. The balance outstanding on the note was $73,388 and $109,561 at December 31, 2014 and December 31, 2013, respectively.

F - 17

In October 2013, DRTHC I, LLC, a wholly-owned subsidiary of the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of a hair removal device for the Houston, Texas clinic.  The note, in the principal amount of $28,000, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $1,254.  The note was scheduled to mature in November 2015 and is secured by a first priority purchase money security interest in the equipment. Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $774 per month. The balance outstanding on the note was $18,025 and $26,910 at December 31, 2014 and December 31, 2013, respectively.

In December 2013, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of three laser devices for its clinics in Southern California.  The note, in the principal amount of $248,000, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $11,104.  The note was scheduled to mature in December 2015 and is secured by a first priority purchase money security interest in the equipment.   Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $7,238 per month. The balance outstanding on the note was $168,560 and $248,000 at December 31, 2014 and December 31, 2013, respectively.

In May 2014, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance computer equipment for its Fort Worth, Texas clinic.  The note, in the principal amount of $4,625, bears interest at approximately 13.8% per annum, and is repayable in 36 monthly installments of $157.  The note matures in April 2017 and is secured by a first priority purchase money security interest in the equipment.   The balance outstanding on the note was $3,755 and $0 at December 31, 2014 and December 31, 2013, respectively.

In June 2014, the Company, entered into a financing agreement with an unrelated third party manufacturer to finance the purchase of laser and hair removal devices for the Ft. Worth, Texas and Inland Empire, California clinics.  The note, in the principal amount of $210,000, bore interest at approximately 7% per annum, and was repayable in 24 monthly installments of $9,402.  The note was scheduled to mature in May 2016 and is secured by a first priority purchase money security interest in the equipment.   Effective September 1, 2014, the parties renegotiated the loan to extend the term to March 2017 and increase the interest rate to 10% per annum.  The new installment amount is $7,702 per month. The balance outstanding on the note was $179,800 and $0 at December 31, 2014 and December 31, 2013, respectively.

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

F - 18

In December 2013, the Company repaid $100,000 principal amount of its tenant improvement secured loans together with interest due thereon of approximately $15,238 to three note holders, one of whom is an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of $100,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 115,240 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be approximately $27,700 in the aggregate, was recorded as additional debt discount and amortized to interest expense over the term of the extension.  On April 1, 2014, the Company entered into further extension agreements with respect to the loans. In exchange for an extension of the due date of the notes through September 30, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 239,353 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $53,200 in the aggregate, was recorded as additional debt discount and was amortized to interest expense over the term of the extension. On October 1, 2014, the Company entered into further extension agreements with respect to the loans, extending the due date to December 31, 2014. The note holders agreed to the extension for no additional consideration. The outstanding balance of the tenant improvement secured loans was $100,000 at December 31, 2014 and December 31, 2013.

Amortization of the debt discount related to the tenant improvement secured loan was $80,916 for the twelve months ended December 31, 2014 and $101,954 for the year ended December 31, 2013.

F - 19

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

In December 2013, the Company repaid $20,000 principal amount of its unsecured promissory notes together with interest due thereon of approximately $1,159 to one note holder, an officer of the Company, and entered into extension agreements with respect to the remaining outstanding balance of unsecured promissory notes of $300,000. In exchange for an extension of the due date of the notes through March 31, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 310,893 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $74,771 in the aggregate, was recorded as additional debt discount and was amortized to interest expense over the term of the extension.  In exchange for a further extension of the due date of the notes through September 30, 2014, the Company issued the note holders fully vested five-year warrants to purchase an aggregate of 643,973 shares of the Company’s common stock at an exercise price of $.60 per share.  The fair value of the warrants at the time of issuance, determined by management to be $143,000 in the aggregate, was recorded as additional debt discount and was amortized to interest expense over the term of the extension.  On October 1, 2014, the Company entered into further extension agreements with respect to the loans, extending the due date to December 31, 2014. The note holders agreed to the extension for no additional consideration. In 2015, the maturity date of the notes was extended to January 1, 2016. Amortization of the debt discount related to the 2013 unsecured promissory notes and their extensions was $217,771 for the year ended December 31, 2014 and $60,800 for the year ended December 31, 2013.

In February, March, and April, 2014 the Company issued $950,000 of short-term unsecured promissory notes. The short-term unsecured promissory notes were issued to Board members and their affiliates, and certain parties who are already lenders or investors in the Company. The purpose of the offering was to provide immediate funds to support the opening of new clinics in Frisco and Ft. Worth, Texas and additional marketing while the Company works to complete a convertible debt offering. The notes matured on April 30, 2014, and bore interest at 15% per annum, and were planned to be repaid from the proceeds of a $2 million convertible debt offering.  As additional consideration for the lenders, the Company agreed to issue equity to the lenders depending upon the date of repayment of the loan. In June 2014, the Company issued an additional $100,000 of the short-term unsecured promissory notes under similar terms, with the maturity and other target dates adjusted to reflect the later date of issuance. During 2014, the Company issued 2,000,000 shares of its common stock to the note holders as the payments became due. The Company recorded expense related to the issued shares at an estimated fair value of $0.40-$0.49 per share, which was charged to interest expense and costs of financing in the accompanying consolidated statements of operations. In December 2014, the Company entered into an amendment with all of the holders of these short-term unsecured promissory notes. Pursuant to the amendment, the holders agreed to extend the due date of the loan and extended the dates upon which interest to be paid in shares of Company common stock or as repayment premium would be due.  Pursuant to the amended terms, the maturity date has been extended to January 1, 2016 when all principal and interest, including interest in the form of common stock, will be due. The Company also redeemed the 2,000,000 shares that had previously been issued to the holders. The Company recorded the redemption at an estimated fair value of $0.33 per share. The note holders earned four shares of common stock and a repayment premium equal to 100% of the principal amount on March 31, 2015 as the notes remained unpaid on that date. In the event that the notes are not repaid on the maturity date, the holders will be entitled to an additional one-quarter of one share of common stock and repayment premium equal to 10% for each dollar loaned to the Company.

At December 31, 2014 the balance of the these notes included in the accompanying consolidated balance sheets was approximately $3,119,000. The balance consists of the present value of the principal, of 4,200,000 shares of common stock at an estimated fair value of $0.33 per share, and of the repayment premium earned as of March 31, 2015. The discount from face value of approximately $639,000 will be charged to interest expense and costs of financing over the year remaining to maturity.

The short-term unsecured promissory notes remain unpaid as of the date hereof.

F - 20

From July to December 2014, the Company issued $813,156 in additional short-term notes to an officer and two significant shareholders. The notes are included in notes payable, current portion (net of unamortized discount) in the accompanying consolidated balance sheets. The notes bear interest at 15% per annum and are due on demand.

The following table sets forth the future maturities of the Company’s outstanding notes payable, net of unamortized discount:

Year ended December 31,
2015	$1,067,530
2016	1,688,001
2017	41,205
Total	$2,796,736

F - 21

NOTE 6.          CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following at December 31:

	2014	2013

Secured senior subordinated convertible promissory notes	$892,500	$892,500
Senior subordinated convertible promissory notes	685,000	585,000
	1,577,500	1,477,500
Less unamortized discount	(36,949)	(201,125)
Less current portion (net of unamortized discounts)	(373,051)	(947,987)
	$1,167,500	$328,388

Secured Senior Subordinated Convertible Promissory Notes

Between May 2012 and January 2013, the Company issued $892,500 of secured senior subordinated convertible promissory notes, respectively to two members of the Company’s Board of Directors, their associates or associated entities, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, which interest is payable quarterly, and are due at maturity.  The notes matured in May 2014 or mature December 2015 (with respect to the $300,000 of notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013). The balance outstanding on the notes was $892,500 at December 31, 2014 and December 31, 2013. As additional consideration for the investors purchasing the notes, the Company issued the note holders five-year warrants to purchase an aggregate of 1,115,625 shares of the Company’s common stock at an exercise price of $.75 per share. The fair values of the warrants at the time of issuance, determined by management to be $217,225 in the aggregate, were recorded as a debt discount and amortized to interest expense over the initial term of the notes. The notes also contained a beneficial conversion feature determined by management to be $45,066 in the aggregate which was recorded as a debt discount which was amortized to interest expense over the initial term of the notes. In May 2014, the Company entered into agreements with holders of $492,500 of the notes to extend the term to December 31, 2014. The Company issued the extending holders five year fully vested warrants to purchase 985,000 shares of common stock at a purchase price of $.60 per share. The fair value of the warrants at the time of issuance, determined by management to be $217,500 in the aggregate, was recorded as a debt discount and was amortized to interest expense over the term of the extension. Amortization of the debt discount was $283,273 for the year ended December 31, 2014 and $129,282 for the year ended December 31, 2013. In 2015, the holders of $792,500 in principal amount of notes agreed to extend the maturity date to January 1, 2016. One holder of $100,000 in notes refused to extend the due date. The Company is working with the note holder on a plan of repayment.

F - 22

Senior Subordinated Convertible Promissory Notes

Between May 2013 and July 2013, the Company issued $485,000 of senior subordinated convertible promissory notes to two members of the Company’s Board of Directors, two 5% shareholders, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, are payable upon conversion or at maturity.  The notes matured November 1, 2014 and are unsecured. In 2015, holders of $450,000 in principal amount of the notes agreed to extend the maturity date to January 1, 2016. The Company is seeking an extension with respect to the remaining notes. As additional consideration for the investors purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 746,157 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $485,000 at December 31, 2014 and December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be $92,283 in the aggregate, were recorded as a debt discount and was amortized to interest expense over the initial term of the notes. Amortization of the debt discount was $91,408 for the year ended December 31, 2014 and $875 for the year ended December 31, 2013.

Between September 2013 and January 2014, the Company issued $125,000 of senior subordinated convertible promissory notes to investors.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes matured in March 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 192,308 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $125,000 at December 31, 2014 and $100,000 at December 31, 2013, respectively. The fair values of the warrants at the time of issuance, determined by management to be approximately $22,000 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the initial term of the notes.  Amortization of the debt discount was $16,409 for the year ended December 31, 2014 and $1,721 for the year ended December 31, 2013. The Company is seeking an extension of the maturity date from the holders.

 In June 2014, the Company issued $75,000 of senior subordinated convertible promissory notes.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, payable upon conversion or at maturity.  The notes mature in November 2015 and are unsecured. As additional consideration for the investor purchasing the notes, the Company issued the note holders fully vested three-year warrants to purchase an aggregate of 115,386 shares of the Company’s common stock at an exercise price equal to the lower of 120% of the conversion price or $.78 per share. The balance outstanding on the notes was $75,000 at December 31, 2014 and $0 at December 31, 2013. The fair values of the warrants at the time of issuance, determined by management to be approximately $9,600 in the aggregate, were recorded as a debt discount and will be amortized to interest expense over the term of the notes.   Amortization of the debt discount was $4,200 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013.

F - 23

The following table sets forth the future maturities of the Company’s convertible promissory notes net of unamortized discount at December 31, 2014:

Year ended
December 31,
2015	$373,051
2016	1,167,500
Total	$1,540,551

NOTE 7.         CAPITAL LEASE OBLIGATIONS (RELATED PARTY)

Capital lease obligations (related party) consisted of the following at December 31:

	2014	2013

$199,610 capital lease obligation on equipment. The lease bears interest at 9.65%, is payable monthly in principal and interest installments of $2,704 and matures in May 2018.	$43,630	$53,916

Total capital lease obligations	43,630	53,916
Less current portion	(11,323)	(10,286)
Long-term portion	$32,307	$43,630

The future minimum capital lease payments are as follows for the years ending December 31:

2015	$15,041
2016	15,041
2017	15,041
2018	6,267
Total minimum lease payments	51,390
Less amount representing interest	(7,760)
Present value of minimum lease payments	43,630
Less current portion	(11,323)
Long-term portion	$32,307

F - 24

NOTE 8.          RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operate under a management agreement entered into effective January 1, 2010, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services. The agreement covers four clinics in southern California operated by the Company. The Company had a $0 receivable due from William Kirby D.O., Inc. at December 31, 2014 and December 31, 2013.

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

Medical Director Agreement

Effective January 1, 2010, the Company entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O. The initial term of the agreement was for five years and it expired effective as of December 31, 2014. The agreement provided for an annual payment of $250,000 to William Kirby, D.O. for these services. The Company’s unpaid current obligation under the Medical Director Agreement was $20,833 and $0 at December 31, 2014 and 2013, respectively. The unpaid amounts are included in related party payables in the accompanying consolidated balance sheets.

Lease Arrangements

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

F - 25

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

In February through June, the Company entered into a series of short-term unsecured promissory notes pursuant to which the note holders would be entitled to equity in the form of warrants or common stock as of certain dates in the event that the note remained unpaid. Holders of the notes earned 475,000 shares of common stock in the second quarter of 2014 and 525,000 shares of common stock in the third quarter of 2014 and 1,000,000 shares of common stock in the fourth quarter or 2014.  In December 2014, the Company entered into an amendment with all of the holders of its short-term unsecured promissory notes. Pursuant to the amendment, the holders agreed to extend the due date of the loan and extended the dates upon which interest to be paid in shares of Company common stock or as repayment premium would be due.  Pursuant to the amended terms, the maturity date has been extended to January 1, 2016 when all principal and interest, including interest in the form of common stock, will be due. The Company also redeemed the 2,000,000 shares that had previously been issued to the holders. The note holders earned four shares of common stock and a repayment premium equal to 100% of the principal amount on March 31, 2015 as the notes remained unpaid on that date. In the event that the notes are not repaid on the maturity date, the holders will be entitled to an additional one-quarter of one share of common stock and repayment premium equal to 10% for each dollar loaned to the Company.

In July 2014, the Company issued 10,500 shares of common stock valued at $.49 per share to a vendor in exchange for a reduction in fees.

In each month from August through December 2014, the Company repurchased 10,000 shares of common stock from a lender at a purchase price of $.49 per share as required pursuant to an amendment in the credit agreement.  The Company accounted for the repurchase of shares using the constructive retirement method as the Company’s state of incorporation does not recognize treasury shares.

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

F - 26

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

The Company recognized compensation expense of approximately $69,000 in the year ended December 31, 2014 and $136,000 for the year ended December 31, 2013 related to the options and grants, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

F - 27

The following table summarizes stock option activity for the year ended December 31, 2014:

			Weighted
			Average
		Weighted	Grant-Date
	Number	Average Exercise	Fair Value
	of Options	Price per Share	per Share
Outstanding at December 31, 2013	1,549,230	$.45	$.44

Granted	54,545	.55	.49
Exercised	-	-	-
Forfeited or Expired	(49,869)	.39	.39
Outstanding at December 31, 2014	1,553,906	$.46	$.44

Exercisable at December 31, 2014	1,119,679	$.45	$.43

Vested and expected to vest at December 31, 2014	1,553,906	$.46	$.44

F - 28

The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2014 was $0. The aggregate intrinsic value of outstanding options was approximately $21,000 at December 31, 2014.

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

F - 29

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

 In connection with the issuance of senior subordinated convertible notes in a private placement from September 2013 to January 2014, the Company issued fully vested three-year warrants to purchase 153,846 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of approximately $25,800 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $4,100 at December 31, 2014.

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

In December 2013 the Company issued fully vested three-year warrants to purchase 39,000 shares of the Company’s common stock at a purchase price of $.78 per share in exchange for services related to the Company’s new revolving loan facility. The Company has analyzed these warrants and determined them to be debt instruments. Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets and the expense will be amortized over the term of the revolving loan and included in interest expense. The Company determined the fair value of the warrant liability to be $4,300 at issuance and $900 at December 31, 2014.

F - 30

In December 2013, the Company exchanged 186,537 warrants that had been issued in connection with the issuance of the senior subordinated convertible notes in a private placement from May to July 2013 with new warrants. The number of shares of common stock that can be purchased by the warrant holder was increased to 746,157 and the term of the warrant was decreased from five to three years. In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of $91,400 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $13,100 and $91,400 at December 31, 2014 and December 31, 2013, respectively.

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

In April 2014, the Company issued the holders of $100,000 of its Tenant Improvement Secured Loans five year fully vested warrants to purchase 239,353 shares of the Company’s common stock at a purchase price of $.60 per share in exchange for their agreement to extend the due date to December 31, 2014. The fair value of the warrants at the time of issuance, determined by management to be $53,200 in the aggregate, was recorded as a debt discount and amortized to interest expense over the term of the extension.

In April 2014, the Company issued the holders of $300,000 of its unsecured promissory notes five year fully vested warrants to purchase 643,973 shares of the Company’s common stock at a purchase price of $.60 per share in exchange for their agreement to extend the due date to September 30, 2014. The fair value of the warrants at the time of issuance, determined by management to be $143,000 in the aggregate, was recorded as a debt discount and amortized to interest expense over the term of the extension.

In May 2014, the Company issued the holders of $492,500 of its Secured Senior Subordinated Convertible Promissory Notes five year fully vested warrants to purchase 985,000 shares of the Company’s common stock at a purchase price of $.60 per share in exchange for their agreement to extend the due date to December 31, 2014. The fair value of the warrants at the time of issuance, determined by management to be $217,500 in the aggregate, was recorded as a debt discount and amortized to interest expense over the term of the extension.

In connection with the issuance of senior subordinated convertible notes in a private placement in June 2014, the Company issued fully vested three-year warrants to purchase 115,386 shares of the Company’s common stock at a purchase price of $.78 per share as additional consideration to the investors.  In the event that the convertible note is converted, the number of shares issuable under the warrant will be adjusted to 100% of the number of conversion shares and the strike price adjusted to 120% of the conversion price. The net proceeds on the issuance of the convertible notes were allocated between the estimated fair value of the warrants at issuance of approximately $9,600 and the convertible notes issued in the offering.  The Company has analyzed these warrants and determined them to be debt instruments.  Accordingly, the estimated fair value of the warrants was recognized as “warrant liability” on the consolidated balance sheets. The Company determined the fair value of the warrant liability to be approximately $6,200 at December 31, 2014.

F - 31

The following tables summarize the warrant activity:
		Weighted
		Average	Weighted Average
		Exercise	Remaining Contractual
	Shares	Price	Life (in years)
Outstanding at January 1, 2013	3,150,434	$.64	4.5
Granted	3,562,914	.73	4.0
Exercised	-	-	-
Expired or cancelled	(204,933)	.93	-
Exercisable at December 31, 2013	6,508,415	$.62	3.8
Granted	2,049,447	.61	4.7
Exercised	-	-	-
Expired or cancelled	(225,000)	1.00	-
Exercisable at December 31, 2014	8,332,862	$.65	3.1

Warrants Outstanding and Exercisable
			Weighted
	Range of		Average
Number of Shares	Exercise	Expiration	Exercise
Under Warrants	Prices	Date	Price
128,840	$.37	2015	$.37
915,651	.59-.78	2016	.77
3,103,481	.49-.78	2017	.63
2,289,291	.60-1.00	2018	.68
1,895,599	.60-.65	2019	.60
8,332,862	$.37-1.00		$.65

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

From time to time, the Company is involved in legal matters which arise in the normal course of business. Management believes that the final resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company leases al of its clinics from unrelated third parties, which expire through 2020. Lease agreements, in addition to base rentals, generally are subject to annual escalation provisions that range from 3% to 4% and options to renew ranging from 3 years to 5 years.

The aggregate minimum future payments required on the operating leases are as follows for the years ending December 31:

2015	$625,613
2016	574,981
2017	464,847
2018	193,741
2019	99,631
Thereafter	52,480
$2,011,293

F - 32

Rent expense relating to related party leases for the years ended December 31, 2014 and December 31, 2013 approximated $11,000 and $42,000, respectively. Rent expense related to third party leases for the years ended December 31, 2014 and December 31, 2013 approximated $639,000 and $586,000, respectively.

NOTE 11. INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

The components of the provision for income taxes for the years ended December 31, 2014 and 2013 is comprised of the following:

	2014	2013
Current
Federal	$-	$-
State	3,863	800
	3,863	800
Deferred
Federal	-	-
State	-	-
Total	$3,863	$800

The difference between income taxes at statutory rates and the amount presented in the consolidated financial statements is a result of the following for the years ended December 31, 2014 and 2013:

	2014	2013

Computed expected income tax benefit at federal statutory rates	34%	34%
Addition to (reduction in) income taxes resulting from:
State income taxes, net of federal benefit	6%	6%
Other	-%	-%
Valuation allowance	(40%)	(40%)
Total	0%	0%

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities. Significant components of deferred taxes at December 31, 2014 and 2013 are set forth below:

	2014	2013

Net operating loss carryforwards	$5,900,000	$4,286,000
Other	1,668,000	708,000
Less valuation allowance	(7,568,000)	(4,994,000)
Net deferred tax assets	$–	$–

The Company has federal tax net operating loss carryforwards of approximately $13,200,000 and $9,200,000, at December 31, 2014 and December 31, 2013, respectively, both of which will begin expiring in 2030. The Company has California state tax net operating loss carryforwards of approximately $10,900,000 and $6,900,000, at December 31, 2014 and December 31, 2013, respectively, which will begin expiring in 2029. The amount of net operating loss carry forward that can be used in any one year may be limited by significant changes in ownership as defined by section 382 of the Internal Revenue Code and similar state tax laws.

F - 33

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under ASC 740. Accordingly, the Company has recorded a 100% valuation allowance to offset the net deferred tax assets at December 31, 2014 and 2013. For the years ended December 31, 2014 and 2013, the Company’s change in valuation allowance was approximately $2,570,000 and $1,635,000, respectively.

The Company will recognize interest and penalties related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2014, the Company has not recognized liabilities for penalties and interest as the Company does not have liabilities for unrecognized tax benefits. The Company’s income tax returns are subject to examination by the taxing authorities, generally three years for federal and four years for state (California).

NOTE 12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which these financial statements have been issued.

In March 2015, the Company and holders of its various debt instruments agreed to amend the terms of the agreements to extend the due date of both principal and interest until January 1, 2016. Holders agreeing to the amendment will exchange any warrants that they hold with respect to the debt instrument for shares of fully paid, non- assessable common stock of the Company at an exchange rate of 0.4 shares of common stock for each warrant share exchanged. Holders representing $100,000 of the Company’s secured tenant improvement loans, $1,350,000 of its unsecured notes, and $1,167,500 of its convertible notes have entered into such amendment.

F - 34

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	April 15, 2015
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	April 15, 2015
Mark A. Edwards

DIRECTORS
	Chairman of the Board	April 15, 2015
/s/ Eugene Bauer
Eugene Bauer

/s/ Gene Burleson	Director	April 15, 2015
Gene Burleson

/s/ Joel Kanter	Director	April 15, 2015
Joel Kanter

/s/ John P. Keefe	Director	April 15, 2015
John P. Keefe