Form 10-Q
period 2015-03-31
DR. TATTOFF, INC.
filed 2015-05-20
CIK 1294157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 1, 2015 was 21,044,950.

DR. TATTOFF, INC.

Quarterly Report on Form 10-Q

March 31, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DR. TATTOFF, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,113	$32,767
Prepaid expenses and other current assets	102,758	72,736
Total current assets	113,871	105,503

Property and equipment, net	1,845,446	1,984,201
Other assets	155,432	161,487
Total assets	$2,114,749	$2,251,191

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$977,435	$1,069,302
Accounts payable	988,624	1,027,331
Related party payables	310,511	290,567
Accrued expenses and other liabilities	626,746	601,068
Accrued compensation	562,610	547,876
Accrued interest	2,582,901	51,269
Warrant liabilities	11,684	24,260
Deferred revenue	1,690,830	1,529,413
Notes payable, current portion (net of unamortized discount)	4,083,533	1,440,581
Capital lease obligations, current portion (related party)	11,599	11,323
Total current liabilities	11,846,473	6,592,990

LONG-TERM LIABILITIES
Notes payable, net of current portion and unamortized discount	218,238	2,896,706
Capital lease obligations, net of current portion (related party)	29,302	32,307
Accrued interest	-	2,302,462
Deferred rent	275,581	287,852
Total liabilities	12,369,594	12,112,317

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, 2,857,143 shares authorized, none issued or outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $.0001 par value, 75,000,000 authorized, 21,054,950 and 19,268,730 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,106	1,927
Additional paid-in capital	8,881,136	8,434,783
Accumulated deficit	(19,138,087)	(18,297,836)
Total shareholders’ deficit	(10,254,845)	(9,861,126)
Total liabilities and shareholders’ deficit	$2,114,749	$2,251,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

DR. TATTOFF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue
Management services revenues (related party)	$703,169	$705,876
Owned clinic revenues	484,444	368,649
Total revenue	1,187,613	1,074,525

Operating costs and expenses
Clinic operating expenses	962,281	1,021,431
General and administrative expenses	429,706	745,479
Marketing and advertising	147,122	140,515
Depreciation and amortization	140,775	133,164

Loss from operations	(492,271)	(966,064)

Interest expense and costs of financing	(349,313)	(489,733)

Change in value of warrant liabilities	2,644	6,500

Loss from operations before provision for income taxes	(838,940)	(1,449,297)

Provision for income taxes	1,311	-

Net loss	$(840,251)	$(1,449,297)

Basic and diluted net loss per share applicable to common stock	$(0.04)	$(0.08)
Weighted average common shares outstanding – basic and diluted	19,490,215	19,308,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

DR. TATTOFF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE – December 31, 2014	19,268,730	$1,927	$8,434,783	$(18,297,836)	$(9,861,126)

Stock compensation expense	-	-	12,380	-	12,380
Common stock issued for service	5,150	1	1,699	-	1,700
Common stock issued in exchange for warrants	1,811,070	181	432,274	-	432,455
Common stock repurchased	(30,000)	(3)	-	-	(3)
Net loss	-	-	-	(840,251)	(840,251)

BALANCE – March 31, 2015(unaudited)	21,054,950	$2,106	$8,881,136	$(19,138,087)	$(10,254,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DR. TATTOFF, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(840,251)	$(1,449,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,775	133,164
Amortization of debt discount to interest	42,581	237,057
Non-cash interest and costs of financing	148,871	-
Stock compensation expense	12,380	29,364
Services paid for in stock and warrants	1,700	-
Change in fair value of warrant liability	(2,644)	(6,500)
Changes in operating assets and liabilities:
Management fee due from related party	-	(4,998)
Prepaid expenses and other current assets	77,599	267,050
Other assets	4,039	64,216
Accounts payable	(38,707)	78,915
Accrued expenses and other liabilities	55,854	(77,297)
Deferred revenue	161,417	216,623
Related party payables	19,944	(2,789)
Accrued compensation	14,734	(20,359)
Accrued interest	80,299	158,525
Deferred rent	(12,271)	(24,021)
Net cash used in operating activities	(133,680)	(400,347)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(229,083)
Net cash used in investing activities	-	(229,083)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(2,730)	(2,479)
Principal payments on notes payable	(73,376)	(110,475)
Repurchase of common stock	(30,000)	-
Proceeds received from issuance of convertible notes	-	25,000
Proceeds received from issuance of short-term notes	460,000	600,000
Repayment of short-term notes	(150,000)	-
Proceeds received from revolving line of credit	977,434	1,130,905
Repayments on revolving line of credit	(1,069,302)	(1,198,337)

Net cash provided by financing activities	112,026	444,614
Net decrease in cash and cash equivalents	(21,654)	(184,816)
Cash and cash equivalents – beginning of period	32,767	197,523
Cash and cash equivalents – end of period	$11,113	$12,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$83,518	$90,826
Taxes	$-	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Financing of insurance premiums	$107,621	$146,015
Common stock and warrants issued and recorded as valuation discount	$432,455	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DR. TATTOFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014
(Unaudited)

NOTE 1.     ORGANIZATION AND NATURE OF OPERATIONS

Organization

Dr. Tattoff, Inc., a Florida corporation formed in 2004, directly and through its wholly-owned subsidiaries, DRTHC I, LLC and DRTHC II, LLC, Delaware limited liability companies (collectively with Dr. Tattoff, Inc., the “Company”), operates clinics and provides marketing and practice management services to licensed physicians who primarily perform laser tattoo removal services.  The Company currently operates clinics in Dallas, Frisco, Ft. Worth and Houston, Texas; Phoenix, Arizona; and Atlanta, Georgia, and provides services under a management services agreement with a contracting physician at four Southern California locations whereby the Company provides management, administrative, marketing and support services, insurance, and equipment at the clinical sites.  The contracting physician’s medical personnel provide laser tattoo and hair removal services.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.  At March 31, 2015, the Company has accumulated losses approximating $19,138,000, current liabilities that exceeded its current assets by approximately $11,733,000, shareholders’ deficit of approximately $10,255,000, and has not yet produced operating income or positive cash flows from operations. In addition, $325,000 of promissory notes are currently in default. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Management believes that the Company will need to continue to raise additional outside capital to expand the number of clinics in operation and to address its losses and ability to continue to operate.  The Company intends to raise additional capital and continue opening additional clinics to achieve this goal.

In addition, the Company’s Board of Directors includes individuals with substantial experience in raising capital and numerous relationships that may assist the Company in achieving its goals.  In the event that the Company is unsuccessful in raising adequate equity capital, management will attempt to reduce losses and preserve as much liquidity as possible. Steps management would likely take would include limiting capital expenditures, reducing expenses and leveraging the relatively few assets that it owns without encumbrance.  A reduction in expenses would likely include personnel costs, professional fees, and marketing expenses.  While management would attempt to achieve break-even or profitable operations through these steps, there can be no assurance that it will be successful.

Consolidation Policy

The Company has various contractual relationships with William Kirby, D.O., Inc. including a management services agreement, medical director’s agreement, equipment subleases, and guarantees.  The Company evaluated the various relationships between the parties to determine if it should consolidate William Kirby, D.O., Inc. as a variable interest entity pursuant to ASC 810, Consolidation.  The Company determined that it was not the primary beneficiary of the interest due to the following: William Kirby, D.O., Inc. has the ability to control the activities that have the most significant impact on its economic performance; the Company does not have an obligation to absorb losses of William Kirby, D.O., Inc.; the Company is not guaranteed a return; and there are no interests that are subordinate to the equity interest at risk.  The Company conclusion followed an analysis of both the contractual arrangements and California state law restrictions on relationships between licensed professionals and businesses.  Among the restrictions of California law the Company considered most relevant in its analysis were those that prohibit a lay corporation from providing medical services, including laser tattoo and laser hair removal, employing medical personnel, and making key decisions about equipment and marketing initiatives. Therefore, the results of William Kirby, D.O., Inc. are not consolidated into the results of the Company as of March 31, 2015. The Company reassesses the need to consolidate in each reporting period. Dr. Kirby served as a member of our Board of Directors from March 2008 through September 2014, however, none of the terms of Company’s agreements with William Kirby, D.O., Inc. require that he be a member of our Board of Directors.

The carrying amount and classification of assets and liabilities in the accompanying balance sheets relating to the Company’s relationship with William Kirby, D.O., Inc. are summarized as follows:

	March 31, 2015 (Unaudited)	December 31, 2014
Current Liabilities
Related party payables	310,511	290,567
Capital lease obligations, current portion	11,599	11,323
Long-Term Liabilities
Capital lease obligations, net of current portion	29,302	32,307

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

The Company’s relationship and agreements with William Kirby, D.O., Inc. and Dr. Kirby are further described in Note 6, “Capital Lease Obligations (Related Party)”; Note 7, “Related Party Transactions” and Note 9, “Commitments and Contingencies.”

Dr. Tattoff, Inc. formed two wholly owned subsidiaries, DRTHC I, LLC and DRTHC II, LLC, that are responsible for the operations of some of the clinics that the Company has established.  The consolidated financial statements include the accounts of DRTHC I, LLC and DRTHC II, LLC.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dr. Tattoff, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2014. The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

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

The major long-lived assets of the Company are the lasers and Intense Pulse Light, or IPL, devices. While the Company has sustained losses, the clinics where the lasers and IPL devices are located are or are expected to be profitable. As a result, recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows on an undiscounted basis expected to be generated by such asset in each clinic. In February 2014, the Company decided to close its Sugar Land, Texas (a suburb of Houston) clinic due to poor financial performance. The Company concluded that the capitalized tenant improvements were impaired and recorded an impairment charge of approximately $40,000 related to the closure. In February 2015, the Company entered into a mutual release and settlement agreement with the landlord pursuant to which the Company agreed to make payments totaling $87,000 over a period of two years to the landlord. There have been no other impairments.

Revenue Recognition

Management Services Revenues

Through March 31, 2015, the majority of the Company’s revenues are derived from management services provided to William Kirby D.O., Inc., a related party, for our non-owned clinics.  The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the Management Services Agreement - See Note 7, “Related Party Transactions”) with no upfront fees paid by William Kirby D.O., Inc.  The management services agreement with William Kirby D.O., Inc. covers all of the Company’s California locations.

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

Owned Clinic Revenues

The Company operates the Dallas, Frisco, Ft. Worth, Houston, Atlanta and Phoenix locations directly, not pursuant to a management services agreement with a physician. Accordingly, patients contract with the Company and pay for the services they receive directly to the Company.  The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company requires payment at the time of the patient visit or in advance of the visit by those patients purchasing packages of treatments. Payments by patients made in advance of service delivery are recorded as “deferred revenue” on the accompanying consolidated balance sheets and amounted to approximately $1,691,000 at March 31, 2015 and $1,529,000 at December 31, 2014.

Patients who purchase a package of tattoo removal services at clinics the Company operates directly are eligible to participate in the Company’s tattoo removal guarantee program.  Pursuant to the guarantee program, if the tattoo is not fully removed within the recommended number of treatments, the Company will continue to provide additional treatments, consistent with the Company’s medical protocols, for a period of up to one year following the date of the last paid treatment.  The Company estimates the cost of the guarantee program based on historical usage and the average cost of treatments.  The cost of the program is accrued on a per visit basis as visits occur and is included in clinic operating expense on the accompanying consolidated statements of operations.  The Company recognized accrued expense of approximately $148,000 and $132,000 as of March 31, 2015 and December 31, 2014, respectively, related to the guarantee program, and this is included in the accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Patients who purchase a package of services and experience complete removal prior to completion of the package are eligible for a refund for the unused portion of the package.  The Company recognizes refunds, which have been immaterial in amount, as a reduction in revenue as incurred.  Patients who receive services in clinics operated under the management services agreement with William Kirby, D.O., Inc. are eligible for similar programs, which may reduce the management fee that the Company receives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $117,000 and $110,000 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company has incurred tax net operating losses since inception and, accordingly, has a deferred tax asset related to such tax net operating loss carryforwards.  The Company has provided a 100% valuation allowance on such deferred tax asset at March 31, 2015 and December 31, 2014.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.  The Company has recognized no tax related interest or penalties since the adoption of ASC 740-10.  As of March 31, 2015, the open tax years of the Company were 2009 to 2013.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options. Options, warrants and conversions of convertible debt instruments were not included in computing diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, because their effects were antidilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Three months Ended March 31,

	2015	2014
Net loss available to common stockholders (numerator)	$(840,251)	$(1,449,297)

Weighted average shares outstanding (denominator)	19,490,215	19,308,230

Basic and diluted EPS	$(0.04)	$(0.08)

Basic and diluted EPS are the same for all periods presented as the impact of all potentially dilutive securities were anti-dilutive.

The following potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented:

	March 31,

	2015	2014
Warrants	3,805,183	6,349,150

Common stock options	1,532,578	1,594,947

Convertible promissory notes	2,541,358	2,425,972

	7,879,119	10,370,069

Accounting for Common Stock Options

The Company measures stock-based compensation expense from the issuance of options to acquire common stock at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service (vesting) period using the straight-line method.  The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate.  Certain of these inputs are subjective to some degree and are determined based in part on management’s judgment.  The Company recognizes the compensation expense on a straight-line basis for its graded vesting awards.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term “forfeitures” is distinct from “cancellations” or “expirations”, and refers only to the unvested portion of the surrendered equity awards.

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

For the three months ended March 31, 2015 and 2014, 59% and 66% of the Company’s revenues were derived from a management services agreement with William Kirby, D.O., Inc. relating to the Company’s California clinics. The management services agreement with William Kirby, D.O., Inc. terminated in May 2015 and the Company entered into a new management services agreement with SC Laser, Inc., a company owned by an unrelated physician. If the Company’s management services agreement is terminated for any reason or SC Laser, Inc. defaults on its obligations thereunder, the Company’s operating results, cash flows and financial performance may be adversely affected and the Company may need to negotiate and enter into a new agreement with a qualified physician. Although the Company’s management services agreement provides the Company with the right to approve a replacement contracting physician upon termination or default, the Company can give no assurance that it will be able to expeditiously identify and contract with a qualified replacement physician on commercially reasonable terms or at all. The termination of the Company’s management services agreement could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)(“ASU 2014-15”), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the annual period ending after December 15, 2016, with early application permitted. The Company does not expect that this new guidance will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)(“ASU 2015-02”), which provides consolidation guidance and changes the way reporting enterprises evaluate consolidation for limited partnerships, investment companies and similar entities, as well as variable interest entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company is currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)

Equipment	$1,901,071	$1,905,106
Furniture and fixtures	143,893	143,893
Leasehold improvements	1,449,494	1,452,144
	3,494,458	3,501,143
Less accumulated depreciation and amortization	(1,649,012)	(1,516,942)
	$1,845,446	$1,984,201

Depreciation and amortization expense was approximately $139,000 and $133,000 for the three months ended March 31, 2015 and 2014, respectively.

Assets under capital leases (gross) were approximately $159,000 at March 31, 2015 and December 31, 2014. Accumulated amortization of assets under capital leases was approximately $159,000 at March 31, 2015 and December 31, 2014.

NOTE 4.     REVOLVING LINE OF CREDIT

In December 2013, the Company entered into a revolving line of credit with a lender with an initial commitment of $1,300,000 and a maximum revolving commitment of $7,000,000. Increase in the commitment above $1,300,000 is at the sole and absolute discretion of the lender. The term of the revolving loan expires on June 2, 2015. The line of credit is secured by a second lien on all encumbered equipment of the Company and a first lien on all other assets of the Company.

The credit agreement requires that all receipts of the Company, except receipts received from investors and receipts from landlords for tenant improvement allowances, be deposited in a lockbox account controlled by the lender. Provided the Company is not in default, it can draw from the lockbox an amount equal to all of the funds deposited in the lockbox less fees and expenses due the lender and a mandatory principal repayment equal to 2% of the funds deposited in the lockbox. The Company deposited $130,000 in the lockbox account as a mandatory principal payment at the time that the loan closed and those funds are unavailable to the Company to draw upon. As a result, the Company recorded a $130,000 reduction in the loan balance. At March 31, 2015, the Company had deposits in the lockbox account of approximately $3,000 available for draw under the revolving line of credit. Cash deposited in the lockbox by the Company in excess of fees and expenses due the lender and the mandatory 2% principal payment are recorded as a further reduction in the loan balance.

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

In August 2014, the Company entered into an amendment to the credit agreement (the “First Amendment”) with the lender pursuant to which the Company agreed to redeem the 125,000 shares of stock issued to the lender at a purchase price equal to one dollar per share payable in cash.  The redemption will occur at the rate of 10,000 shares per month, provided, however, any remaining shares must be redeemed in cash on the loan maturity date. In addition, the Company paid the lender $3,000 for legal fees and costs in connection with the First Amendment.  Through March 31, 2015, the Company has redeemed 80,000 shares of common stock and is obligated to repurchase the remaining 45,000 shares on or before the loan maturity date.

In February 2015 the Company entered into an amendment to the credit agreement (the “Second Amendment”) with the lender pursuant to which the Company agreed to make additional principal payments of $20,000 in each January and February 2015, $30,000 in March 2015, and $40,000 in each of April and May 2015. In addition, the Company paid the lender $3,000 for legal fees and costs in connection with the Second Amendment. The Company has made all of the required payments through March 31, 2015.

So long as the revolving note is outstanding, but only upon the occurrence and during the continuance of an event of default, and subject to certain limitations, the lender may convert all or any portion of the amounts due it into common stock of the Company. Beginning with the first quarter of 2014 the Company is subject to a financial covenant which requires that its sales revenue be not less than 75% of its sales revenue for the corresponding quarter of the prior year. The Company was in compliance with the financial covenant as of March 31, 2015.

NOTE 5.     NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)

Financed insurance premiums	$64,103	$-
Equipment promissory notes	503,721	533,580
Tenant improvement secured loans	100,000	100,000
Interim credit agreement	1,050,000	1,050,000
Unsecured promissory notes	1,423,156	1,113,156
Secured senior subordinated convertible promissory notes	892,500	892,500
Senior subordinated convertible promissory notes	685,000	685,000
	4,718,480	4,374,236
Less unamortized discount	(416,709)	(36,949)
Less current portion (net of unamortized discounts)	(4,083,533)	(1,440,581)
	$218,238	$2,896,706

Financed Insurance Premiums

The Company financesits medical malpractice, property and casualty, directors and officers, and employment liability insurance. The financing, through unrelated third parties, has a typical term of approximately nine months and bears interest of 6-8%. Installments on such insurance are approximately $15,400 per month in 2015.

Equipment Promissory Notes

The Company and its wholly-owned subsidiaries have entered into various loan agreements with third party lenders to finance equipment such as tattoo removal lasers, IPL devices for hair removal, and computer and telephone equipment. The loans typically have terms from two to five years and bear interest at rates from approximately 7 – 14% per annum and are collateralized by the equipment. All of the equipment promissory notes require the Company to maintain and insure the equipment secured by the note and pay personal property taxes thereon. Principal and interest payments on the loans are due monthly. Interest expense on the equipment promissory notes was approximately $13,000 and $12,000 for the three months ended March 31, 2015 and 2014, respectively.

Tenant Improvement Secured Loan

As of March 31, 2015 and December 31, 2014, the Company had $100,000 in outstanding secured tenant improvement loans. The notes were secured by the reimbursements due from landlords with respect to tenant improvements made or to be made by the Company in connection with the development of clinics.  The notes bear interest at 15% and were initially due on August 15, 2013, but were subsequently extended through various agreements until December 31, 2014.  The outstanding balance of the tenant improvement secured loans was $100,000 at March 31, 2015 and December 31, 2014.

In March 2015, the Company and holders of its tenant improvement secured loans agreed to amend the terms of the agreements to extend the due date of both principal and interest until January 1, 2016. The holders received 235,837 shares of common stock in exchange for the 589,593 warrant shares that they held, an exchange ratio of .4 shares of common stock for each warrant share exchanged.  The difference between the estimated fair value of the common stock and the warrants exchanged of approximately $50,000 was recorded as debt discount and will be charged to interest expense and costs of financing over the term of the extension. Amortization of the debt discount for the tenant improvement secured loans was approximately $3,000 for the three months ended March 31, 2015.

Unsecured Promissory Notes

Interim credit agreement

In 2014 the Company issued $1,050,000 of short-term unsecured promissory notes. The short-term unsecured promissory notes were issued to Board members and their affiliates, and certain parties who were already lenders or investors in the Company. The notes matured on April 30, 2014, and bore interest at 15% per annum, and were planned to be repaid from the proceeds of a $2 million convertible debt offering.  In addition to the 15% per annum interest, the holders were entitled to equity and a repayment premium if the notes were not repaid by certain dates. In December 2014, the Company entered into an amendment with all of the holders of these short-term unsecured promissory notes. Pursuant to the amendment, the holders agreed to extend the due date of the loan and extended the dates upon which interest to be paid in shares of Company common stock or as repayment premium would be due.  Pursuant to the amended terms, the maturity date has been extended to January 1, 2016 when all principal and interest, including interest in the form of common stock, will be due. The Company also redeemed 2,000,000 shares of common stock that had previously been issued to the holders. The Company recorded the redemption at an estimated fair value of $0.33 per share in 2014. The note holders earned four shares of common stock and a repayment premium equal to 100% of the principal amount on March 31, 2015 as the notes remained unpaid on that date. In the event that the notes are not repaid on the maturity date of January 1, 2016, the holders will be entitled to an additional one-quarter of one share of common stock and repayment premium equal to 10% for each dollar loaned to the Company.

Unsecured promissory notes

In 2013, the Company issued $300,000 in unsecured promissory notes to three members of its Board of Directors, their families, associates, shareholders or associated entities.  The notes bear interest at 15% and were initially due on December 31, 2013.  The Company and the holders entered into various extension agreements with respect to the loans, extending the due date to December 31, 2014. In March 2015, the Company and holders of $300,000 in principal amount of its unsecured promissory notes agreed to amend the terms of the agreements to extend the due date of both principal and interest until January 1, 2016. The holders received 501,946 shares of common stock in exchange for the 1,254,866 warrant shares that they held, an exchange ratio of .4 shares of common stock for each warrant share exchanged.  The difference between the estimated fair value of the common stock and the warrants exchanged of approximately $102,000 was recorded as debt discount and will be charged to interest expense and costs of financing over the term of the extension. Amortization of the debt discount for the amended unsecured promissory notes was approximately $5,000 for the three months ended March 31, 2015.

As of December 31,2014, the Company had outstanding short-term notes to an officer and two significant shareholders in the amount of $813,156. From January 1, 2015 through March 31, 2015, the Company issued $460,000 in additional short-term notes to an officer and a significant shareholder and repaid $150,000 in short-term notes for an aggregate amount outstanding of $1,123,156 as of March 31, 2015. The notes bear interest at 15% per annum and are due on demand.

Secured Senior Subordinated Convertible Promissory Notes

As of March 31, 2015 and December 31, 2014, the Company had outstanding $892,500 of secured senior subordinated convertible promissory notes payable to two members of the Company’s Board of Directors, their associates or associated entities, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.60 per share, subject to adjustment for stock splits or subdivisions.  The notes bear interest at 12% per annum, which interest is payable quarterly, and are due at maturity.  The notes matured in May 2014 or mature December 2015 (with respect to the $300,000 of notes issued in January 2013) and are secured by a first priority lien on the ownership interest of the Company in its wholly-owned subsidiary DRTHC I, LLC or DRTHC II, LLC (with respect to the notes issued in January 2013).

In March 2015, the Company and holders of $792,500 in principal amount of its secured senior subordinated convertible promissory notes agreed to amend the terms of the agreements to extend the due date of both principal and interest until January 1, 2016. The holders received 790,210 shares of common stock in exchange for the 1,975,525 warrant shares that they held, an exchange ratio of 0.4 shares of common stock for each warrant share exchanged.  The difference between the estimated fair value of the common stock and the warrants exchanged of approximately $178,000 was recorded as debt discount and will be charged to interest expense and costs of financing over the term of the extension. Amortization of the debt discount for the amended secured senior subordinated convertible promissory notes was approximately $21,000 for the three months ended March 31, 2015.  As of March 31, 2015, $100,000 of these notes are in default.

Senior Subordinated Convertible Promissory Notes

As of March 31, 2015 and December 31, 2014, the Company had outstanding $685,000 of senior subordinated convertible promissory notes payable to two members of the Company’s Board of Directors, two 5% shareholders, and others.  The notes are convertible at the option of the holder at any time during the term of the note into common stock of the Company at an initial conversion price of $.65 per share, subject to adjustment for stock splits or subdivisions.  The notes are mandatorily convertible in the event of a Qualified Transaction (as defined in the notes) and the conversion price is adjustable to the lower of 75% of the price of a share of common stock sold in the Qualified Transaction or $.65. The notes bear interest at 7% per annum, are payable upon conversion or at maturity.  The notes matured November 1, 2014 and are unsecured.

In March 2015, the Company and holders of $460,000 in principal amount of its senior subordinated convertible promissory notes agreed to amend the terms of the agreements to extend the due date of both principal and interest until January 1, 2016. The holders received 283,078 shares of common stock in exchange for the 707,695 warrant shares that they held, an exchange ratio of 0.4 shares of common stock for each warrant share exchanged.  The difference between the estimated fair value of the common stock and the warrants exchanged of approximately $91,000 was recorded as debt discount and will be charged to interest expense and costs of financing over the term of the extension. Amortization of the debt discount for the amended senior subordinated convertible promissory notes was approximately $14,000 for the three months ended March 31, 2015.  As of March 31, 2015, $225,000 of these notes are in default.

NOTE 6.     CAPITAL LEASE OBLIGATIONS (RELATED PARTY)

Capital lease obligations (related party) consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
$199,610 capital lease obligation on equipment. The lease bears interest at 9.65% per annum, is payable monthly in principal and interest installments of $2,704 and matures in May 2018.	$40,901	$43,630

Total minimum lease payments	40,901	43,630
Less current maturities	(11,599)	(11,323)
Long-term portion	$29,302	$32,307

NOTE 7.     RELATED PARTY TRANSACTIONS

Management Services Agreement

The Company and William Kirby D.O., Inc. operated under a management agreement that was entered into effective January 1, 2010 and was terminated effective May 2, 2015, whereby the Company provides technical, management, administrative, marketing, support services and equipment to the sites where William Kirby D.O., Inc. provides or supervises tattoo removal services.  The agreement covers four clinics in southern California operated by the Company.

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

Immediately following the termination of the management services agreement with William Kirby, D.O., Inc., the Company entered into a new management services agreement with similar terms with SC Laser, Inc. which is owned by an unrelated physician.

Medical Director Agreement

Effective January 1, 2010, the Company entered into a Medical Director Agreement with William Kirby, D.O., Inc. and Dr. Kirby, under which the Company receives administrative, consultative and strategic services from William Kirby, D.O.  The initial term of the agreement was for five years. The parties terminated the Medical Director Agreement effective December 31, 2014.  The agreement provided for an annual payment of $250,000 to William Kirby, D.O., Inc. for these services. The Company’s unpaid obligation under the Medical Director Agreement was $0 and $20,833 at March 31, 2015 and December 31, 2014, respectively. The unpaid amount is included in related party payables in the accompanying consolidated balance sheets.

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

NOTE 8.     EQUITY

Common Stock

During the quarter ended March 31, 2015, the Company repurchased 30,000 shares of its common stock from a lender as required pursuant to an amendment to the credit agreement.

In February 2015, the Company issued 5,150 shares of common stock valued at $1,700 to employees, except members of its senior management team, as a bonus.

In March 2015, the Company issued 1,811,070 shares of common stock to certain debt holders in exchange for 4,527,679 warrants to acquire shares of shares of common stock and an agreement to extend the maturity of the debt to January 1, 2016. The Company valued the common stock at $0.33 per share. The value of the warrants for 4,527,679 shares of common stock was estimated using the Black-Scholes option-pricing model with inputs based on the underlying warrant. Such estimate was based on the following assumptions: value of one common share of $0.33; strike price ranging from $0.60 to $0.75, expected life from 2.2 years to 4.2 years, risk-free interest rate of ranging from approximately .14% to .95%,  volatility of approximately 42%; and expected dividend yield of zero. The Company decreased its warrant liability from approximately $9,932 to zero with respect to approximately 707,695 warrant shares that had been accounted for as debt warrants. The remaining difference between the estimated fair value of the common stock of approximately $598,000 and the warrants exchanged of approximately $165,000 was charged to debt discount and will be charged to interest expense and costs of financing over the term of the extension.

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

The Company recognized compensation expense of approximately $12,000 and $29,000 in the three months ended March 31, 2015 and 2014 related to the options and grants, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 31, 2014 (audited)	1,553,906	$.46	$.44
Granted (unaudited)	-	-	.
Exercised (unaudited)	-	-	-
Forfeited or Expired (unaudited)	(21,328)	.51	.49
Outstanding at March 31, 2015 (unaudited)	1,532,578	$.46	$.44

Exercisable at March 31, 2015 (unaudited)	1,186,099	$.45	$.44
Vested and expected to vest at March 31, 2015 (unaudited)	1,532,578	$.46	$.44

The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 was $0. The aggregate intrinsic value of options outstanding at March 31, 2015 was approximately $0.

Warrants

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014 (audited)	8,332,862	$.65	3.1
Granted (unaudited)	-	-	-
Exercised (unaudited)	-	-	-
Expired or cancelled (unaudited)	(4,527,679)	.66	-
Exercisable at March 31, 2015 (unaudited)	3,805,183	$.63	2.5

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Range of Exercise Prices	Expiration Date	Weighted Average Exercise Price
128,840	$.37	2015	$.37
207,956	.59-.78	2016	.73
2,487,956	.49-.78	2017	.60
953,158	.60-1.00	2018	.72
27,273	.60-.65	2019	.65
3,805,183	$.37-1.00		$.63

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

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives, future results, levels of activity, performance or plans will be achieved. We caution that these statements are further qualified by important factors that could cause actual results to materially differ from those contemplated in the forward-looking statements, including, without limitation, the following:

●	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2014;

●	our failure to generate significant revenues from operations;

●	the availability and cost of capital required to fund our current and future operations;

●	federal, state and local law and regulation, including regulation of the services provided at our clinics;

●	our failure to execute our business plan;

●	our failure to effectively execute our marketing strategies;

●	our failure to identify or negotiate new real property leases on reasonable terms as part of our expansion plans;

●	our ability to renew existing leases on reasonable terms;

●	the effect of competition in our industry;

●	our ability to protect our intellectual property;

●	our exposure to litigation;

●	our dependence on key management and other personnel, including the physicians providing services at our clinics;

●	a decline in the demand for services provided at our clinics;

●	the ability of holders of our securities to effect resales of our securities; and

●	the effect of adverse economic conditions generally, and on discretionary consumer spending and the availability of credit.

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

Results of Operations. This section provides an analysis of the Company’s results of operations for the three month periods ended March 31, 2015 and 2014.

Liquidity and Capital Resources. This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2015 and 2014, as well as a discussion of the Company’s outstanding commitments as of March 31, 2015. Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Overview

Our clinics provide safe, minimally invasive and affordable laser tattoo and hair removal services in a relaxed environment.  The services offered at our clinics are administered by licensed medical professionals in accordance with applicable state and Federal law.  We currently manage four clinics located in southern California pursuant to a management services agreement with a contracting physician.  This arrangement is structured to comply with a California state limitation on the corporate practice of medicine.  In addition, we own and operate six clinics, in Dallas, Frisco, Ft. Worth and Houston Texas, in Atlanta, Georgia and in Phoenix, Arizona.  We opened a Sugar Land, Texas clinic in March 2013 (which was closed in February 2014) and the Atlanta location opened in October 2013.  We opened a location in Frisco, Texas (a suburb of Dallas) in March 2014 and a location in Ft. Worth, Texas in May 2014.  As we expand into other states, applicable state law will govern how we structure the provision of services in our new clinics.  Within this framework, we are seeking to become the first nationally branded laser tattoo and hair removal business.

Throughout this report, the terms “our clinics” and “our facilities” refer to the laser tattoo and hair removal clinics we currently manage or operate, or will manage or operate in the future, in accordance with applicable state and Federal law; and the terms “the business” and “our business” refer to the business of owning, operating and/or managing our clinics.

            We have supported the provision of over 340,000 procedures to more than 30,000 patients during our operating history. Our first clinic opened in Beverly Hills, California in July 2004.  We opened two clinics in 2011, two in 2012, two in 2013, and one each in the first and second quarter of 2014.

We differentiate the services offered at our clinics from those of competitors by:

●      focusing solely on tattoo and hair removal;

●      providing services in a relaxed environment;

●      optimizing the location of our clinics; and

●      catering to our target demographic.

            Our initial expansion focus is on large metropolitan markets that can support multiple clinic locations with favorable demographics, regulatory environments and competitive landscapes. We are currently evaluating potential clinic sites in several states and have identified over 40 other viable markets in the United States for expansion, however, our financial limitations have severely limited our ability to expand.  We estimate our cash requirements for each new clinic to be approximately $300,000, to be applied toward various start-up costs, including leasehold improvements, marketing expenses, equipment acquisition, supplies and personnel. Absent additional investment from investors we will be unable to open additional clinics in the foreseeable future.

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

            With respect to our clinics, the amount of revenue generated by a clinic, whether for the Company directly (with respect to our Texas, Georgia and Arizona locations) or for our California locations operated under a management services agreement is primarily a function of the size and characteristics of the tattoo and the area of the body to be treated for hair reduction, less any refunds.  Under our management services agreement, our management services fee is based on a percentage of the contracting physician’s gross revenues.  The costs of operating our California clinics are predominantly fixed or have a relatively small variable component, principally supplies.  As a result, the contracting physician’s procedure volume can have a significant impact on our level of profitability since we operate under a fixed percentage of gross revenues arrangement.  With respect to the clinics we operate directly, the costs of operating our clinics, not only include those that are fixed or have a relatively small variable component, principally supplies, but also include the expenses related to the personnel to staff the clinics.

The majority of patients, approximately 90%, pay for services using a debit or credit card or outside financing agencies whose services both we and our contracting physicians offer.  Historically, the outside financing agencies we and our contracting physician use offer non-recourse programs.  If the agency is unable to collect from the patient, it bears the cost thereof except in infrequent cases where there is a charge-back.  We evaluate alternative patient financing programs from time-to-time and may utilize alternative programs and recommend them to our contracting physicians, including recourse programs.  Both we and our contracting physicians offer a refund if a tattoo is fully removed in a lesser number of treatments than the patient has purchased, and occasionally in other circumstances.  Refunds and charge-backs were approximately 2.4% of receipts in the three months ended March 31, 2015.  Refunds and charge-backs incurred by our contracting physician result in a reduction of our management fee and refunds and charge-backs in our owned clinics reduce our revenue.  Deterioration in the availability of consumer credit is likely to negatively impact our results. Neither we nor our contracting physicians offer direct patient financing but we (and our contracting physicians) offers a program whereby patients can pay monthly via automatic charge.  Currently, patients may cease participation in the program at any time and no interest is charged.  The program was developed to meet the needs of patients who are unable to finance a purchase using a credit card or outside financing agencies.  Less than 2% of patient charges are generated in this manner.

            Effective marketing is an integral factor in our ability to generate patients and service fees for our own clinics and management service revenues in clinics operated under a management services arrangement.  Our marketing efforts have traditionally focused on our website and its placement on search engines, email campaigns directed towards existing patients, and word of mouth referral.  We also use outdoor and radio advertising. The purpose of our marketing is to educate prospective patients about the advantages of laser tattoo and laser/IPL hair removal compared to alternatives and to attract them to our clinics.

            Our clinics offer gift certificates that may be used in any of our clinics, including those operated pursuant to a management services agreement.  The sale of gift certificates is included in our contracting physician’s gross revenue for purposes of calculating our management fee.  Sales of gift certificates represent less than .5% of revenue.

            The fees generated through our management services agreement, as well as the revenues from our owned clinics have historically been weak in the fourth quarter.  We believe that patients are less inclined to purchase discretionary services in the months of November and December as they have atypical demands on both their time and financial resources.

            Our revenues have continued to increase despite relatively unfavorable economic conditions.  However, we do not have sufficient history to predict what may occur if economic conditions in the United States deteriorate.  We believe that the typical customer of the services offered at our clinics is young, educated and affluent with adequate disposable income to afford the services.  However, tattoo and hair removal is discretionary for most individuals and they may delay or forego removal if faced with a reduction in income or increase in non-discretionary expenses.  We also believe that relatively poor economic conditions have resulted in increased pressure on pricing and an expectation of greater value for the money by patients.  Management believes that such pricing pressure is a result of a decrease in consumer confidence in economic conditions and their employment prospects together with the increased availability of competitive pricing information on the Internet.  In addition, we believe that a portion of our core demographic is attracted to coupon programs such as those offered by Group on and Living Social, particularly with respect to hair removal where we face a larger number of competitors.

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

We opened a location in Sugar Land, Texas in March 2013 (which was closed in February 2014 after showing disappointing results), a location in Atlanta in October 2013, a location in Frisco, Texas in March 2014, and a location in Ft. Worth, Texas in May 2014, and may open additional clinics in 2015 and thereafter assuming that the availability of growth capital exists, we can maintain a highly skilled management team, and our business model is shown to be successful in varying markets.  To our knowledge, there is currently no nationally branded provider of laser tattoo and hair removal services and the opportunity to gain first mover advantage is the motivation behind our aggressive expansion plan.  To be successful, we believe that our new locations must be in areas attractive to our demographic, that our clinic staff must be adequately trained and motivated, and that our marketing programs must be effective.

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

Management Services Revenues

            Our primary source of revenues through March 31, 2015, consisted of fees paid under a management services agreement with William Kirby, D.O., Inc. related to clinics operated by that entity in California.  Pursuant to the management services agreement, we provide certain non-medical management, administrative, marketing and support services and equipment as an independent contractor to the practice sites where William Kirby, D.O., Inc. provides or supervises laser tattoo and hair removal services..  The Company has responsibility for most of the operations of the business conducted at the clinics, except for the dispensing of patient care services, in accordance with California state law.   Effective January 1, 2010, we entered into an amended and restated management services agreement with William Kirby, D.O., Inc. which terminated effective May 2, 2015.  Dr. William Kirby, a former member of our board of directors, is the sole shareholder of William Kirby, D.O., Inc.  Pursuant to the management services agreement, the percentage management fee that we receive is subject to annual adjustment and was decreased from 73.5% to 70.3%, effective January 1, 2012.  Under the agreement we absorb the cost of advertising while William Kirby, D.O., Inc. absorbs the cost of credit card fees and discounts which were approximately 5% of cash collections for the three months ended March 31, 2015.  Advertising costs provided under the management services agreement were approximately 8.5% of our management service revenue in the three months ended March 31, 2015. Immediately following the termination of the management services agreement with William Kirby, D.O., Inc., the Company entered into a new management services agreement with similar terms with SC Laser, Inc. which is owned by an unrelated physician.

Because the source of the majority of our revenue has been through our management services agreement, our financial performance could be negatively impacted by unfavorable developments in that business. Fee for service receipts of William Kirby D.O., Inc., less refunds, increased by approximately $5,000 or .5% for the three months ended March 31, 2015 when compared to the prior year.  Credit card fees and discounts increased by approximately $10,000. Accordingly, our management fees, which are a percentage of the fee for service receipts of William Kirby, D.O., Inc. decreased by approximately $3,000. Dr. Kirby’s staff compensation expense decreased for the three months ended March 31, 2015 when compared to the prior year.  As a result, William Kirby, D.O., Inc. experienced a cash basis profit in the first quarter of 2015. In the event that William Kirby, D.O. Inc. incurs losses, it may not have adequate cash to meet its obligations to us and it may seek changes in the management services agreement that would unfavorably impact our financial results.  The financial information related to William Kirby, D.O., Inc. included herein is on a cash and not accrual basis, and has not been prepared on a GAAP basis consistently applied.  As a result, the foregoing financial information related to William Kirby, D.O., Inc. is not directly comparable to the financial information prepared on a GAAP basis regarding the Company that is included in this report.

Owned Clinic Revenues

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

 Results of Operations

 Comparison of the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014

The following table sets forth, for the periods indicated, selected items from our statements of operations, expressed as a percentage of revenues.

	Three Months Ended March 31,
	2015	2014

Revenues	100%	100%
Clinic operating expenses	81%	95%
General and administrative expenses	36%	69%
Marketing and advertising	12%	13%
Depreciation and amortization	12%	12%
Loss from operations	(41)%	(90)%
Interest expense, costs of financing and other	(30)%	(45)%
Net loss	(71)%	(135)%

Revenues. Revenues increased by approximately $113,000, or 11%, to approximately $1,188,000 for the three months ended March 31, 2015 compared to approximately $1,075,000 for the three months ended March 31, 2014. Same store revenue, representing revenue from clinics open more than one year, increased by approximately 5% when compared to the comparable period of the prior year to approximately $1,105,000. Two clinics opened in 2014 accounted for increased revenue of approximately $78,000 in the three months ended March 31, 2015 when compared to the prior year.  Aggregate cash collections at all clinics (including those of William Kirby, D.O., Inc.) increased by approximately $82,000 or 5% to $1,714,000 for the three months ended March 31, 2015 compared to approximately $1,632,000 for the comparable period of the prior year. Cash collections, and ultimately revenue, are primarily impacted by the number of patients who are scheduled for a consultation. The consultation is typically the first time that a patient comes to one of our clinics during which they will have the tattoo evaluated and will be quoted a price. If the patient decides to proceed with the removal, they typically start treatment on the same day. The number of scheduled consultation appointments is a function of our ability to market and advertise, particularly in newer clinics that do not have an established base of customers or the benefit of longer term market presence. Scheduled tattoo consultations were 3,402 for the three months ended March 31, 2015 compared to 3,276 for the comparable period of the prior year. Cash collections per scheduled consultation were approximately $481 for the three months ended March 31, 2015 compared to $479 for the comparable period of the prior year. Our inability to provide adequate marketing support has impacted performance at our clinics.

Clinic Operating Expenses. Clinic operating expenses consist primarily of salaries, wages and benefits for the employees who work at our owned clinics and salaries, wages and benefits for the non-medical employees who work at our managed clinics, rent and utilities for all clinic premises, and supplies.   Clinic operating expenses increased by 6% in the aggregate and decreased 14% as a percentage of revenues to approximately $962,000 for the three months ended March 31, 2015 versus approximately $1,021,000 for the three months ended March 31, 2014.  Operating expenses for the first quarter of 2014 included approximately $187,000 in expenses related to a clinic we closed in Sugar Land, Texas. Operating expenses in our other clinics increased by approximately $128,000, of which approximately $104,000 relates to two clinics opened in early 2014.

General and Administrative Expenses.  General and administrative expenses include the salaries, wages and benefits for the employees who support the clinics including operational, legal and medical-professional oversight, finance and accounting, payroll and personnel, information technology, and risk management.  Also included in our general and administrative expenses are professional fees paid to our attorneys, accountants, medical director and other advisors.  General and administrative expenses also include insurance, travel, supplies and other costs associated with our corporate functions.  General and administrative expenses decreased by approximately $315,000 to approximately $430,000 for the three months ended March 31, 2015 when compared to $745,000 in the prior year.  We took a number of steps to reduce our expenses in light of our continued financial challenges including the elimination of positions, reduction in management compensation and bonuses resulting in a decrease of approximately $126,000 in salaries and benefits. We eliminated our corporate medical director resulting in a savings of approximately $62,000. We had incurred approximately $60,000 in consulting fees in 2014 related to our efforts to raise capital. Stock compensation expense was reduced by approximately $17,000 as a result of a lower level of grant activity. Corporate travel expense decreased by approximately$36,000 as we did not open any clinics in the first quarter of 2015.

Marketing and Advertising Expenses. Marketing and advertising expenses consist primarily of salaries, wages and benefits and the cost of outside advertising. Historically we have relied principally on internet advertising.  During 2010, we began advertising using outdoor billboards in addition to our internet advertising, and we explore other advertising opportunities from time to time, such as radio and other forms of outreach.  We also vary our marketing and advertising expenditures to respond to competitive activities as well as changes in our financial resources.  We typically provide additional advertising support in a market when a new clinic is opening. Marketing and advertising expenses were approximately $147,000 for the three months ended March 31, 2015, compared to approximately $141,000 for the three months ended March 31, 2014, an increase of approximately $6,000. Our salary and benefit costs were approximately $30,000 for the three months ended March 31, 2015 compared to $35,000 in the comparable period of the prior year. We eliminated a part-time marketing assistant position to reduce costs. Our advertising costs in the three months ended March 31, 2015 were approximately $117,000 compared to $110,000 in the comparable period of the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization consist of depreciation and amortization of leasehold improvements, medical equipment, and the furniture, computers, telephone systems and other equipment used in our operations.  Depreciation and amortization expenses increased by 6% in the aggregate to approximately $141,000 for the three months ended March 31, 2015 versus approximately $133,000 for the three months ended March 31, 2014.  An increase in depreciation and amortization related to the opening of two new clinics in 2014 of approximately $27,000 was partially offset by a decrease of approximately $8,000 related to a closed clinic and decreases related to fully depreciated assets.

Interest Expense and Costs of Financing. Interest expense and costs of financing for the three months ended March 31, 2015 was approximately $349,000, a decrease of approximately $141,000 when compared to interest expense and costs of financing of $490,000 for the three months ended March 31, 2014.  Interest expense and costs of financing in the first quarter of 2014 included approximately $136,000 in fees related to closing of our revolving line of credit. The first quarter of 2014 also include amortization of debt discount of $237,000 compared to $43,000 in the first quarter of 2015. These decreases were partially offset by interest expense on our interim credit agreement financing which was approximately $141,000 in the first quarter of 2015, compared to $0 in the prior year. Of our total interest expense of $349,000 and $490,000 for the three months ended March 31, 2015 and 2014, respectively, only $84,000 and $91,000, respectively, was paid in cash.

Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $22,000 at March 31, 2015 as compared to December 31, 2014, principally due to cash used in operating activities of $134,000, offset by cash provided by financing activities of $112,000.

Cash from operations, which includes the management fees we receive under our management fee agreements and service fees earned directly from patient services in our owned clinics represent our primary recurring source of funds, and less expenses, reflects the net loss from operations excluding non-cash charges, and changes in operating capital. The three months ended March 31, 2015 and 2014 reflected net cash used in operating activities of approximately $134,000 and $400,000, respectively.  While our clinics (both managed and owned) were able to generate aggregate positive cash flow from operations during the three months ended March 31, 2015 and 2014, they were unable to generate enough positive cash flow to cover our overhead expenses.

Net cash used in investing activities for the three months ended March 31, 2015 and 2014, respectively was $0 and $229,000, reflecting purchases of property and equipment. Our purchases of property and equipment in the first three months of 2014 were principally related to the clinic we opened in March 2014 in Frisco, Texas, and the clinic we opened in Ft. Worth, Texas in May 2014.

Net cash from financing activities for the three months ended March 31, 2015 and 2014, respectively was $112,000 and $445,000. During the three months ended March 31, 2015, we received cash from the issuance of debt in private placements of $460,000. During the three months ended March 31, 2014 we received cash from the issuance of debt in private placements of $625,000.

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

Going Concern Issues

At March 31, 2015, the Company has accumulated losses approximating $19,138,000, current liabilities that exceeded its current assets by approximately $11,733,000, shareholders’ deficit of approximately $10,255,000, and has not yet produced operating income or positive cash flows from operations.  In the three months ended March 31, 2015, the Company had a net loss on operations of approximately $840,000. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, and ultimately achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2015.

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

ITEM 1A.  RISK FACTORS

We filed our Annual Report on Form 10-K for the year ended December 31, 2014, with the Securities and Exchange Commission on April 15, 2015, which sets forth our risk factors in Item 1A therein.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the three months ended March 31, 2015. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended, or the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes, including the repayment of indebtedness. The securities are deemed restricted securities for purposes of the Securities Act.

In February 2015, the Company issued 5,150 shares of common stock to employees, except members of its senior management team, as a bonus.

In March 2015, the Company issued 1,811,070 shares of common stock to certain debt holders in exchange for their related warrants and an agreement to extend the maturity of the debt to January 1, 2016.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DR. TATTOFF, INC.

By:	/s/ John P. Keefe
John P. Keefe
Chief Executive Officer

Date:  May 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ John P. Keefe	Chief Executive Officer	May 20, 2015
John P. Keefe

PRINCIPAL FINANCIAL OFFICER

/s/ Mark A. Edwards	Chief Financial Officer	May 20, 2015
Mark A. Edwards

- 23 -